Form 10-Q
period 2010-03-31
BAETA CORP
filed 2010-05-20
CIK 1439636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-154243

BAETA CORP.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	26-0722186
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1 Bridge Plaza Second Floor, Suite 275 Fort Lee, NJ	07024
(Address of Principal Executive Offices)	(Zip Code)

(201) 471-0988

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
214 Broad Street
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 19, 2010, there were 22,816,703 shares of Common Stock outstanding, 100 shares of Series A Preferred Stock outstanding and 2 Shares of Series B Convertible Preferred Stock outstanding.

TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

Baeta Corp.
( a Developmental Stage Company)
Balance Sheet

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$230	$3,189
Inventory	5,401	1,713
Total Current Assets	5,631	4,901

Other Assets
Software Application	214,232	203,357
Plant Property & Equipment, net of accumulated depreciation of $661	24,251	21,694
Organization, net of accumulated amortization of $ 187	163	181
Deposit	1,704	1,904
Total Other Assets	240,351	227,136

TOTAL ASSETS	$245,982	$232,037

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$68,157	$69,805
Accounts Payable Related Party	140,000	110,000
Line of Credit	46,158	46,708
Other Current Liabilities	71,492	56,492
Shareholder Advance - Short Term	10,722	-
Shareholder Note - Short Term	20,000	10,000
Total Current Liabilities	356,528	293,006

Long-Term Liabilities
Shareholder Advance	39,787	28,510
Shareholder Note	288,850	288,850
Total Long-Term Liabilities	328,637	317,360

TOTAL LIABILITIES	685,165	610,366

Stockholders' Equity (Deficit)

Preferred stock, 10,000,000 shares authorized with a par value of $ 0.0001. 100 shares of Series A issued or outstanding (100 issued and outstanding as of 2008); 10 shares of Series B authorized with a par value of $0.0001 and issued and outstanding 2 shares at March 31, 2010	-	-
Common stock, 100,000,000 shares authorized with a par value of $ 0.0001 ,issued and outstanding 22,749,202 shares at March 31, 2010	2,275	2,250
Paid-in capital	1,226,232	981,800
Losses that have accumulated during the development stage	(1,667,689)	(1,362,378)
Total Stockholders' Equity (Deficit)	(439,183)	(378,328)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$245,982	$232,037

See Notes to Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Operations

	Three-Month Period Ended	Cumulative during
	March 31	development stage
	2010	August 14, 2007 to March 31, 2010

	(Unaudited)	(Unaudited)
Revenues
Revenue	$-	$9,074
Total Revenue	-	9,074

Cost of Goods Sold
Cost of Goods Sold	-	2,612
Total Cost of Goods Sold	-	2,612

Gross Profit	-	6,462

Operating Expenses

Amortization	150	848
Research & Development	65,250	207,662
Sales & Marketing	51,883	217,342
Other miscellaneous operating expenses	180,906	1,219,036
Total Operating Expenses	298,190	1,644,888

Loss From Operations	(298,190)	(1,638,426)

Other income (expense)
Charitable Donation		(7,500)
Interest expense	(7,121)	(19,635)

Net Loss Before Provision For Income Taxes	(305,312)	(1,665,561)

Provision For Income Taxes	-	2,128

Net Loss	$(305,312)	$(1,667,689)

Net loss per common share - basic and diluted	$(0.01)	$

Weighted average number of common shares - basic and diluted	22,589,425

See Notes to Financial Statements.

Baeta Corp.
( a Developmental Stage Company)
Statement of Stockholders' Equity (Deficit)

							Additional		Total
	Preferred Shares A		Preferred Shares B		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings
								(Deficit)

Balance, August 14, 2007					-	-	-	-	-

Common stock issued,August 14, 2007					20,000,000	2,000	-	-	2,000
Loss for the period beginning Aug 14, 2007 ( inception) to December 31, 2007								(11,529)	(11,529)

Balance, December 31, 2007					20,000,000	2,000	-	(11,529)	(9,529)

Preferred Stock - Series A	100	-
Stock issued for service and consulting					536,280	54	146,016		146,070
Private Placement Issuances, August 1, 2008					930,400	93	232,507		232,600
Charitable donation, Nov 17, 2008					10,000	1	2,499		2,500
Loss for the year ended Dec 31, 2008								(548,200)	(548,200)

Balance, December 31, 2008	100	-			21,476,680	2,148	381,022	(559,729)	(176,559)

Stock issued for service and consulting					627,372	63	313,623		313,686
Option Holder's Equity							88,694		88,694
Private Placement Issuances					387,000	39	193,461		193,500
Charitable donation					10,000	1	4,999		5,000
Loss for the year ended Dec 31, 2009								(802,649)	(802,649)

Balance, December 31, 2009	100	-			22,501,052	2,250	981,800	(1,362,378)	(378,328)

Preferred Stock - Series B			2	-			100,000		100,000
Stock issued for service and consulting					238,150	24	119,051		119,075
Option Holder's Equity							20,382		20,382
Private Placement Issuances					10,000	1	4,999		5,000
Charitable donation					-	-	-		-
Loss for the quarter ended March 31, 2010								(305,312)	(305,312)

Balance, March 31, 2010 - Unaudited	100	-	2	-	22,749,202	2,275	1,226,232	(1,667,689)	(439,183)

See Notes to Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Cash Flows

	Three-Month Period Ended	Cumulative during
	March 31	development stage
	2010	August 14, 2007 to March 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(305,312)	$(1,667,689)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	133	661
Amortization	18	187
Stock Based Compensation	139,457	687,907
Increase in current assets and liabilities;
Increase (decrease) in accounts payable	(1,649)	68,157
Increase (decrease) in accounts payable related party	30,000	140,000
Increase (decrease) in Other Current Liabilities	15,000	71,492
Decrease (Increase) in Inventory	(3,689)	(5,401)
Decrease (Increase) in Deposit	200	(1,704)

Net cash provided by (used in) operating activities	(125,841)	(706,392)

CASH FLOWS FROM INVESTING ACTIVITIES

PP&E	(2,691)	(24,912)
Expenditure for organization expense	-	(350)
Software Application	(10,875)	(214,232)
Net cash provided by (used in) investing activities	(13,566)	(239,495)

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder Advance	21,999	50,509
Shareholder Note	10,000	308,850
Line of Credit	(550)	46,158
Additional Fianncing Fees	0	0
Change in Comon Stock Value	0	0
Common Stock Issued	5,000	440,600
Preferred Stock Issued	100,000	535,600
Net cash provided by (used in) financing activities	136,448	1,381,717

Net increase (decrease) in cash & cash equivalents	(2,959)	435,830

Cash & Cash Equivalents at beginning of period	3,189	-

Cash & Cash Equivalents at end of period	$230	$230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	-	1,998

See Notes to Financial Statements

BAETA CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 1: Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

Nature of Business and Basis of Presentation

BAETA Corp. (a development stage company) (“the Company”) was incorporated in the State of New Jersey on August 14, 2007 as a product-driven medical technology company that manufactures advanced products for the global vital signs monitoring industry. The Company has developed a patent-pending pain management and pain assessment product for the estimated 25 million chronic pain sufferers in the U.S. alone.

As of March 31, 2010, the Company had not yet commenced any substantive commercial operations. All activity through March 31, 2010 relates to the Company’s formation and initial research and development.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. “Accounting and Reporting By Development Stage Enterprises.” The Company is subject to the risks associated with activities of development stage companies.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements, including the estimated useful lives of tangible and intangible assets. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.
Evidence of a sales arrangement and a fixed or determinable price can be provided by a purchase order from the customer or from the customer paying for and accepting the product. Unless indicated differently in a contract between the customer and the Company, the Company assumes delivery to have occurred and title to have passed upon receipt of the product by the customer. Because the Company does not have a history with its customers yet, it assures collectability by recognizing revenue only after payment for product is received.

The Company has no significant post delivery obligations and its customers do not have any significant refund rights, acceptance terms, discounts, or other terms that serve to reduce the amount recorded relative to the sales price nor to delay the timing of recognition of revenue.

Use of Estimates

The preparation of financial statements, in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Software Application Asset:

The Company complies with the provisions of SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. The Software Application Asset is for software that will be used in the company’s products and began being capitalized after technological feasibility was established, which as required by SFAS No. 86, was after a working model was delivered to BAETA Corp and the working model software was tested for completeness, functionality, and consistency with expected product design. The testing was performed by the vendor that developed and delivered the product as well as by BAETA Corp and select potential customers. Capitalized software costs will begin being amortized when the software product is available for general release to customers. The asset is reviewed for impairment at an executive management meeting quarterly, during the review of the Company’s financial results. Impairment is reviewed on a product-by-product basis by comparing the unamortized capitalized costs to the asset’s net realizable value. The amount by which the unamortized capitalized costs exceed the net realizable value would be recognized as an impairment charge.

Inventories:

Inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies.

Property, Plant and Equipment:

Property, Plant and Equipment is capitalized at historical cost. Property, Plant and Equipment for the Company currently consists of Computer and Office Equipment and of Tooling. Computer and Office Equipment is depreciated over the time of its useful life. Tooling is depreciated in proportion to the units produced by the related tooling relative to the total number of units the tooling is expected to be able to produce. Each asset in Property, Plant and Equipment is reviewed for impairment at an executive management meeting quarterly, during the review of the Company’s financial results, and an impairment charge would be recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. Expenditures incurred that enhance the productivity of the asset and/or extends the existing asset's life are capitalized. Expenditures for typical normal wear and tear items are expensed when incurred.

Stock Compensation:

Stock issued for services rendered is valued at the time of service with the most relevant measurement at the time being either current stock price of the company stock in a recent private placement or equity offering or vendor invoice/contract that most closely reflects the value of services performed or product delivered.

Stock Options Issued for Services Rendered:

The Company complies with the provisions of SFAS No. 123R “Accounting for Stock-Based Compensation”. The company uses the Black-Scholes-Merton closed-form model to value it’s stock options. Using that model, the Company includes as inputs to the model assumptions for the exercise price of each option, the expected term of each option, the current price of the underlying share, the expected volatility in the price of the underlying share for the expected term of each option, the expected dividends on the underlying share for the expected term of each option, and the risk free rate for the expected term of each option.

The exercise date of each option is included on the contractual agreements with each compensated provider. To estimate the expected term of options, the company used the “simplified” method as allowed in Staff Accounting Bulletin No. 110. The price of the underlying share is valued at the time of option grant with the most relevant measurement at the time being either current stock price of the company stock in a recent private placement or equity offering or vendor invoice/contract that most closely reflects the value of services performed or product delivered. Volatility is estimated by using the implied volatility a comparable company that is public, with publicly traded options, that is in a similar industry, with a similar product set, at a stage of life and size as close to the Company as possible for the set of similar companies with publicly traded options. The Company is using implied volatility, because historic volatility for the Company does not exist and is not practicable to obtain from comparable companies. There are no dividends expected to be paid on the underlying shares during the expected term of any options. And, the risk free rate is obtained from the yield on a similar term U.S. Treasury.

Income Taxes:

The Company complies with the provisions of SFAS No. 109 “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected, by management in management’s quarterly financial review and based on available evidence, that is more likely than not to be realized.

Income (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share”, the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period presented. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at December 31, 2009, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

As of March 31, 2010 the Company has cash balance of $230 and no accounts receivable.

Special – purpose entities

The Company does not have any off-balance sheet financing activities.

Fiscal Year

Company adopted December 31 for its accounting fiscal year.

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

NOTE 2: Revolving line of credit

As of March 31, 2010, the Company is obligated under unsecured line of credit of $50,000 from a bank and principal balance of such a loan is $46,158. The current interest rate on this line of credit is 9.24%, with no maturity date. The debt is also guaranteed by a personal liability of an officer and shareholder.

NOTE 3: Related Party Transactions

On August 19, 2009, the Company and Dr. Alexander Gak entered into an agreement to document the terms of the Shareholder Advance of $288,850 that had accrued to that point. The agreement converted the advance into a loan. The material terms are that the Company will owe an interest rate of 8% per year, beginning on August 19, 2009, for the outstanding loan amount. The company will begin payment of the principal and accrued interest only after the Company’s operating checking account exceeds $250,000 in net cash on hand, at which time the company will pay $5,000 per month. Any principal and accrued interest not already repaid is due on August 18, 2019. The Company is allowed to pre-pay the note without penalty, but the debt-holder does not have the right to demand pre-payment.

On December 29, 2009, Leonid Pushkantser lent the Company $10,000.00. The material terms are that the Company will pay an interest rate of 5% per year and that the principal plus interest is due six months from the date of the note. The Company is allowed to pre-pay the note without penalty, but the debt-holder does not have the right to demand pre-payment.

On January 6, 2010, shareholder Daniel Lundin lent the Company $10,000.00. The material terms are that the Company will pay an interest rate of 5% per year and that the principal plus interest is due six months from the date of the note. The Company is allowed to pre-pay the note without penalty, but the debt-holder does not have the right to demand pre-payment.

Shareholder Advance increased to $50,509 as of March 31, 2010. The advance relates to accrued interest from the Shareholder Loans plus an additional $15,950 advance from Dr. Alexander Gak. The advance consists of $5,500 long term and $10,450 short term.

On September 16, 2008, Dr. Alexander Gak and Extranome, Inc., a New Jersey corporation entered into an Exclusive Software Agreement (the “Agreement”). Pursuant the Agreement, Extranome sold to Baeta Corp. all commercial rights to its software entitled MyHealthID Medical Records Systems for a period of twenty-five years, subject to renewal. Pursuant to the Agreement, the Company agreed to pay Extranome $0.00 upfront, and in perpetuity approximately forty-nine percent of all net revenues generated from advertising by MyHealthID. Our CEO and sole director, Dr. Alexander Gak, is the 100% owner of Extranome, Inc., a New Jersey corporation.

On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc. At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak. Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome in shares of its common stock. Extranome has received 30,000 shares for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash. Through March 31, 2010, BAETA had issued to Extranome 450,000 shares.

On June 1, 2009, the Company founder and CEO, Dr. Alexander Gak, moved to become Chairman of the Board and hired Mr. Leonid Pushkantser as CEO. The significant compensation for Mr. Pushkantser is as follows: Mr. Pushkantser is compensated with a base salary of $180,000 per year for the first six months and $250,000 per year after. In addition, Mr. Pushkantser has been granted options to acquire 400,000 shares, which options vest 25% of the amount for each of four years.

NOTE 4: Stockholders’ Equity:

Preferred stock

The Company is also authorized to issue 10,000,000 shares of Series A preferred stock with a par value of $0.0001. On June 23, 2008, the Board of Directors approved the designation of 100 shares of preferred stock as Series A Preferred Stock. As of March 31, 2010, Company has 100 preferred shares Series A issued or outstanding.

The Company is also authorized to issue 10 shares of Series B preferred stock with a par value of $0.0001. On February 8, 2010, the Board of Directors approved the designation of 2 shares of preferred stock as Series B Preferred Stock. As of March 31, 2010, Company has 2 preferred shares Series B issued or outstanding.

On February 8, 2010, our Board of Directors and majority shareholders approved the designation of 10 shares of our preferred stock as Series B Preferred Stock (the “Series B Preferred Shares”) and authorized our officers to file a Certificate of Designation for the Series B Preferred Shares, which occurred on February 9, 2010. The outstanding shares of Series B Preferred Stock have no voting rights. Each share of Series B Convertible Preferred Stock carries with it the immediate right by its owner to convert such share of Series B Convertible Preferred Stock into the amount of shares of BAETA Corp. Common Stock equivalent to one percent (1%) of the total amount of BAETA Corp. Common Stock then issued and outstanding at the time of the conversion election. All of the outstanding shares of Series B Preferred Stock (2 outstanding) are held by MBB Holdings, Inc., a non-affiliate.

On February 9, 2010, the Company issued its 2 shares of Series B Preferred Stock to MBB Holdings, Inc., a New York corporation. The shares are beneficially held by Mr. Shmyer Breuer, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 2 shares of the Series B Preferred, par value $0.0001 per share, at a purchase price of $50,000 per share, to MBB Holdings, Inc. for an aggregate purchase price of $100,000.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001. As of December 31, 2009, the Company had 22,501,052 shares issued and outstanding. As of March 31, 2009, Company has 22,749,202 shares issued and outstanding.

On January 8, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 10,000 shares to that investor. The investor purchased the shares at $0.50 per share.

On January 29, 2009, the Company issued 65,464 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, based the assumption that the market price was equal to that used in the private placement that closed on January 8, 2009, and because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On February 28, 2009, the Company issued 100,185 shares of its common stock for software services. The shares are accounted for at $0.50 per share, based the assumption that the market price was equal to that used in the private placement that closed on January 8, 2009, and because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On March 25, 2009, the Company issued 72,501 shares of its common stock for software services. The shares are accounted for at $0.50 per share, based the assumption that the market price was equal to that used in the private placement that closed on January 8, 2009, and because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

Stock Options

As of December 31, 2009, the Company had granted options to purchase 1,631,125 shares. As of March 31, 2010, the Company had granted options to purchase 1,642,675 shares, of which options to purchase 392,675 shares had vested. During the period, the Company awarded option grants to purchase a total of 11,550 shares, which had an average contract life of 10 years until they expire, and options to purchase 261,550 shares vested. For those grants during the period, the company used the valuation method described in the Significant Accounting Policies (Footnote 1 “Stock Options Issued for Services Rendered” section) and used the options with the closest expiration date available for the similar entity, with the closest strike price to the current share price because all of the Company’s option grants are issued at a strike price equal to the current share price at the time, which resulted in an implied volatility, from the average of the bid and ask implied volatilities, of 45.4, a risk free rate of 3.72%, and a resulting total value of $2,573 for those option grants. $20,382 of options were expensed as compensation costs during the period and $0 was on the balance sheet.

During the three-month period, the following aggregate option grants were made:
Shares Available for the Grant(s)	Vesting Period (same as Service Period)	Maximum Contractual Life
11,550	Immediate	10 years

Below is information about the options outstanding:
	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Value
Outstanding December 31, 2009	1,631,125	$0.50	8.9	$340,825
Granted	11,550	$0.50	10	$2,573
Exercised	0
Forfeited	0
Expired	0
Outstanding March 31, 2010	1,642,675	$0.50	7.86	$343,398
Vested during the Period	261,550	$0.50	8.75	$57,771
Total vested at March 31, 2010	392,675	$0.50	8.85	$86,986
* All vested options are currently exercisable

Total nonvested awards that are not yet recognized as compensation cost have a value of $234,322 and are expected to be recognized over a weighted-average period of 3.4 years.

NOTE 5: Income Tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the net operating loss carryforward has been fully offset by a valuation allowance.

The Company has a net operating loss carry forward for tax purposes totaling approximately $1,418,046 at March 31, 2010. The net operating loss carries forward for income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, through 2028 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

	March 31	December 31
	2010	2009

Tax benefit of net operating loss carryforward	$496,316	$389,457

Valuation allowance	(496,316)	(389,457)

Net deferred tax asset recorded	$-	$-

NOTE 6: Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception was $1,665,689, working capital deficit of $350,897 and stockholders’ equity deficit of $439,183 as of March 31, 2010.

The Company will actively pursue its business activities, offer noncash consideration, secure additional or refinance the debt and/or raise equity as a means of financing its operations and meet the credit obligations. If the Company is unable to return to its profitability or obtain necessary financing, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The company’s management is currently seeking additional capital to support operations, but has not received any firm or other commitments from any parties and may, or may not, be successful in obtaining capital sufficient to perpetuate the operations of the Company.

 NOTE 7: Commitment and contingencies

On July 1, 2009, the Company began a one-year lease for office space for its headquarters operation from Regus at a minimum monthly rent of $952 which expires on June 30, 2010. The minimum full year rental commitment to June 30, 2010 is $11,424.

On March 12, 2010 the Company extended its office space lease for its headquarters operation from Regus for an additional year, through June 30, 2011, at a minimum monthly rent of $1,000, starting July 1, 2010. The minimum full year rental commitment from July 1, 2010 to June 30, 2011 is $12,000.

Exclusive Software Agreement

On September 16, 2008, Dr. Alexander Gak, our Chief Executive Officer and President, and Extranome, Inc., a New Jersey corporation entered into an exclusive Software Agreement (the “Agreement”). Pursuant the Agreement, Extranome sold to Baeta Corp. all commercial rights to its software entitled MyHealthID Medical Records Systems. Pursuant to the Agreement, the Company agreed to pay Extranome $0.00 upfront, and in perpetuity approximately forty-nine percent of all net revenues generated from advertising by MyHealthID. Our sole officer and director, Dr. Alexander Gak, is the 100% owner of Extranome, Inc., a New Jersey corporation.

NOTE 8: Interest Expense

Interest Expense on the Income Statement is for interest paid on the Line of Credit.

NOTE 9: Material Subsequent Events (unaudited)

Effectiveness of S-1 Registration Statement

On May 14, 2010, the United States Securities and Exchange Commission issued the Company a Notice of Effectiveness for the registration statement on Form S-1; Registration under the Securities Act of 1933. The Company registered 915,400 shares of Common Stock, par value $0.0001 per share of the Company. The Shares were registered on behalf of certain existing shareholders. BAETA Corp. did not receive any proceeds from the sale of those shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “BAETA Corp” in this Quarterly Report on Form 10-Q collectively refers to the Company, BAETA Corp.

Organizational History

BAETA Corp. (a development stage company) (“the Company”) was incorporated in the State of New Jersey on August 14, 2007 as a product-driven medical technology company that manufactures advanced products for the global vital signs monitoring industry. The Company has developed a patent-pending pain management and pain assessment product for the estimated 25 million chronic pain sufferers in the U.S. alone.

All activity through March 31, 2010 relates to the Company’s formation and initial research and development.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. “Accounting and Reporting By Development Stage Enterprises.” The Company is subject to the risks associated with activities of development stage companies.

Forward Stock Split

On May 16, 2008, BAETA filed an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of New Jersey thereby effectuating a forward stock split of 20,000-to-1, effective 12:01 a.m. on May 16, 2008. The Company did not amend the par value of the Company’s common stock.

Prior to the Forward Split, there were 1,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding, all held by Dr. Alexander Gak, our President and Director. Upon the effectiveness of the Forward Split as of May 16, 2008, there became 20,000,000 shares of the Company’s Common Stock issued and outstanding, all held by Dr. Gak. Currently, there are 22,816,703 shares of the Company’s common stock issued and outstanding to approximately 88 shareholders of record as of the date of this filing.

Effectiveness of S-1 Registration Statement

On May 14, 2010, the Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1 (File No.: 333-154243) effective. The Registration Statement registered 915,400 shares of Common Stock, par value $0.0001 per share of the Company on behalf of the selling stockholders named in the Registration Statement. The Company will not receive any proceeds from the sale of those shares.

Plan of Operations

We anticipate that the Company will require approximately $500,000 to $1,000,000 in additional capital to execute its current 12-month plan of operations; including but not necessarily limited to expenses related to the patents pending for its developing products and technology, expansion of infrastructure and physical office space, hiring of key employees and sales and administrative and executive personnel as well as for the registration of its shares and compliance with securities regulations. We do not currently have sufficient capital to meet our needs for the next 12 months, and we are extremely reliant upon future financings to fund our operations. We intend procure this additional capital by way of private offerings of our common stock, exempt from the registration requirements of the Federal and state securities laws. We may retain the services of one or more placement agents to obtain this financing. To date, we have been in discussions with potential placement agents regarding the commencement of such private offerings, however, no such private offerings have yet commenced.

During the next 12 months, we intend to continue to outsource our product research and development to Ionidea Ukraine of Crimea, Ukraine for technical development and prototyping and M.B. Turnkey Design, LLC of Manville, New Jersey for physical product prototyping and production. We anticipate that we will incur costs of approximately $10,000 to $20,000 per month for ongoing technology development. We have started the MyPainAway™ device manufacturing process with M.B. Turnkey Design, LLC of Manville, New Jersey.

We have also obtained MyPainAway™ device manufacturing quotes from Ultraflex, Ronkonkoma, New York, and OCM Manufacturing, Ontario, Canada. We expect that the cost of production will be significantly lower than the average sale price of the product and that terms will be predicated on actual product ordered at any given time. We anticipate that we will use additional capital to hire sales personnel and administrative and executive personnel at a level consistent with available capital, but aggressively to support initial product sales and market penetration. We do not believe that we can sustain or execute our plan of operations, nor bring our proposed products to market without additional capital of approximately $500,000 to $1,000,000.

Exclusive Software Agreement

On September 16, 2008, Dr. Alexander Gak, our President and Chairman, and Extranome, Inc., a New Jersey corporation entered into an Exclusive Software Agreement (the “Agreement”). Pursuant the Agreement, Extranome sold to Baeta Corp. all commercial rights to its software entitled MyHealthID Medical Records Systems for a twenty five year term. Pursuant to the Agreement, the Company agreed to pay Extranome $0.00 upfront, and in perpetuity approximately forty-nine percent of all net revenues generated from advertising by MyHealthID. Our President and sole director, Dr. Alexander Gak, is the 100% owner of Extranome, Inc., a New Jersey corporation.

Software Development Agreement with Extranome, Inc.

On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc. At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak, our President and Chairman.

Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with Section 2 of the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome 50% in shares of its common stock, and 50% in cash. Extranome has received 30,000 for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation, and to date has received 510,000 shares of BAETA Corp. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception is $1,667,689. As of March 31, 2009, the Company has total liabilities of $685,165 compared to total assets of $245,351, limited cash on hand in the amount of $230, and stockholders’ deficit of $439,183.

The Company will actively pursue its business activities, offer noncash consideration, secure additional or refinance the debt and/or raise equity as a means of financing its operations and meet the credit obligations. If the Company is unable to return to its profitability or obtain necessary financing, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The company’s management is currently seeking additional capital to support operations, but has not received any firm or other commitments from any parties and may or may not, be successful in obtaining capital sufficient to perpetuate the operations of the Company.

Evolving Industry Standards; Rapid Technological Changes

The Company's success in its business will depend in part upon its continued ability to enhance its existing products and services, to introduce new products and services quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of the Company will not develop competitive products, or that any such competitive products will not have an adverse effect upon the Company's operating results.

Moreover, management intends to continue to implement "best practices" and other established process improvements in its operations going forward. There can be no assurance that the Company will be successful in refining, enhancing and developing its operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that the Company's existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

Sufficiency of Cash Flows

Because current cash balances and projected cash generation from operations are not sufficient to meet the Company's cash needs for working capital and capital expenditures, management intends to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional and substantial dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

Results of Operations at March 31, 2010 compared to December 31, 2009

Assets.   Our total assets were $245,982 at March 31, 2010 compared to $232,037 as of December 31, 2009 primarily as a result of the acquisition of property, the development of our Software Asset, addition of some inventory, and reduction in cash and deposit.

Liabilities. Our total liabilities were $685,165 at March 31, 2010 compared to $610,366 at December 31, 2009. This increase was primarily due to an increase in Accounts Payable to Extranome (Related Party), an increase in Other Current Liabilities, and an increase short term Shareholder Notes and Advances.

Total Stockholders’ Deficit. Our stockholders’ deficit was $439,183 at March 31, 2010 compared to $378,328 at December 31, 2009. This increase in deficit was primarily due to increased losses offset some by additional paid in capital.

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues.  Our revenues were $0 for the three months ended March 31, 2010, compared with $9,003 for the three months ended March 31, 2009. The revenue for the quarter ended March 31, 2009 was due to a sale of several units of the My Pain Away beta products to one customer.  No additional sales have been made after, so revenue in the quarter ended March 31, 2010 were $0.

Research & Development expenses.  Research & Development costs were $65,250 for the three months ended March 31, 2010, compared to $0 for the three months ended March 31, 2009. The increase in research & development costs for this time period is attributed to research into two new products, which are extensions of the My Pain Away product line.

Sales & Marketing expenses.  Sales & Marketing costs were $51,883 for the three months ended March 31, 2010, compared to $16,709 for the three months ended March 31, 2009. The increase in sales & marketing costs for this time period is attributed to increasing marketing efforts related to company products.

Other miscellaneous operating expenses.  Other miscellaneous operating expenses include general and administrative expenses, legal and professional fees. Our total miscellaneous operating expenses were $180,906 for the three months ended March 31, 2010, compared to $88,721 for the three months ended March 31, 2009. Other miscellaneous operating increased because of a decrease in consulting fees for general administration from $82,808 for the three months ended March 31, 2009 to $69,853 for the three months ended March 31, 2010, payroll costs from $0 for the three months ended March 31, 2009 to $74,434 for the three months ended March 31, 2010, attributable to hiring a full-time CEO, legal fees from $3,000 for the three months ended March 31, 2009 to $20,000 for the three months ended March 31, 2010, and various other regular operating expenses.

Net Loss. We had a net loss of $305,312 the three months ended March 31, 2010, compared to a net loss of $111,742 for the three months ended March 31, 2009. This increase in net loss is due primarily to an increase in Research & Development, Sales & Marketing, and Other Miscellaneous Expenses.

Liquidity and Capital Resources; Going Concern

Cash Balance. At March 31, 2010, we had $230 cash on-hand and our stockholder’s deficit was $439,183, and there is substantial doubt as our ability to continue as a going concern. We anticipate incurring losses in the near future. We do not have an established source of revenue sufficient to cover our operating costs in the next 12 months. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Off –Balance Sheet Operations

The Company does not have any off-balance sheet operations.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements included herein were prepared in accordance with United States generally accepted accounting principles. Significant accounting policies are as follows:

a.	Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

b.	Cash and Cash Equivalents

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

c.	Income Taxes

The Company complies with the provisions of SFAS No. 109 “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

d.	Fair Value of Financial Instruments

The carrying value of cash equivalents, software development costs, and accrued expenses approximates fair value.

e.	Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Evidence of a sales arrangement and a fixed or determinable price can be provided by a purchase order from the customer or from the customer paying for and accepting the product.  Unless indicated differently in a contract between the customer and the Company, the Company assumes delivery to have occurred and title to have passed upon receipt of the product by the customer.  Because the Company does not have a history with its customers yet, it assures collectability by recognizing revenue only after payment for product is received.

The Company has no significant post delivery obligations and its customers do not have any significant refund rights, acceptance terms, discounts, or other terms that serve to reduce the amount recorded relative to the sales price nor to delay the timing of recognition of revenue.

f.	Software Development Costs

The Company complies with the provisions of SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”.  The Software Application Asset is for software that will be used in the company’s products and began being capitalized after technological feasibility was established, which as required by SFAS No. 86, was after a working model was delivered to BAETA Corp and the working model software was tested for completeness, functionality, and consistency with expected product design.  The testing was performed by the vendor that developed and delivered the product as well as by BAETA Corp and select potential customers.  Capitalized software costs will begin being amortized when the software product is available for general release to customers.  The asset is reviewed for impairment at an executive management meeting quarterly, during the review of the Company’s financial results.  Impairment is reviewed on a product-by-product basis by comparing the unamortized capitalized costs to the asset’s net realizable value.  The amount by which the unamortized capitalized costs exceed the net realizable value would be recognized as an impairment charge.

g.	Stock Options

The Company complies with the provisions of SFAS No. 123R “Accounting for Stock-Based Compensation”.  The company uses the Black-Scholes-Merton closed-form model to value it’s stock options.  Using that model, the Company includes as inputs to the model assumptions for the exercise price of each option, the expected term of each option, the current price of the underlying share, the expected volatility in the price of the underlying share for the expected term of each option, the expected dividends on the underlying share for the expected term of each option, and the risk free rate for the expected term of each option.

The exercise date of each option is included on the contractual agreements with each compensated provider.  To estimate the expected term of options, the company used the “simplified” method as allowed in Staff Accounting Bulletin No. 110.  The price of the underlying share is valued at the time of option grant with the most relevant measurement at the time being either current stock price of the company stock in a recent private placement or equity offering or vendor invoice/contract that most closely reflects the value of services performed or product delivered..  Volatility is estimated by using the implied volatility a comparable company that is public, with publicly traded options, that is in a similar industry, with a similar product set, at a stage of life and size as close to the Company as possible for the set of similar companies with publicly traded options.  The Company is using implied volatility, because historic volatility for the Company does not exist and is not practicable to obtain from comparable companies.  There are no dividends expected to be paid on the underlying shares during the expected term of any options.  And, the risk free rate is obtained from the yield on a similar term U.S. Treasury.

h.	Stock Compensation

Stock issued for services rendered is valued at the time of service with the most relevant measurement at the time being either current stock price of the company stock in a recent private placement or equity offering or vendor invoice/contract that most closely reflects the value of services performed or product delivered.

i.	Inventories

Inventories are stated at the lower of average costs incurred or estimated net realizable value.  Major types of inventories include materials and supplies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officers), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported accurately, completely, and within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2007 through 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

•	The Company’s current accounting staff is relatively small and the Company’s resources are limited given its size;

•	The Company lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•
We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of two members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•
Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•	Hiring additional qualified financial personnel on a full-time basis;

•	Expanding our current board of directors to include additional individuals willing to perform directorial functions; and

•	Increasing our workforce in preparation for exiting the exploration stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On January 8, 2010, the Company issued its common stock to Abraham Finer, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 10,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Mr. Finer for an aggregate of $5,000.

On January 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

On January 29, 2010, the Company issued 5,463 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On January 29, 2010, the Company issued 8,334 shares of Common Stock to Boris Mordkovich MD. The Company issued the stock in consideration for product development services, in accordance with the August 2009 consulting agreement between BAETA Corp. and Boris Mordkovich MD, and issued upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On January 29, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On January 29, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On January 29, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 9, 2010, the Company issued its 2 shares of Series B Preferred Stock to MBB Holdings, Inc., a New York corporation. The shares are beneficially held by Mr. Shmyer Breuer, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 2 shares of the Series B Preferred, par value $0.0001 per share, at a purchase price of $50,000 per share, to MBB Holdings, Inc. for an aggregate purchase price of $100,000.

On February 28, 2010, the Company issued 30,184 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 28, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

On February 28, 2010, the Company issued 8,334 shares of Common Stock to Boris Mordkovich MD. The Company issued the stock in consideration for product development services, in accordance with the August 2009 consulting agreement between BAETA Corp. and Boris Mordkovich MD, and issued upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 28, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 28, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 28, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 28, 2010, the Company issued 10,000 shares of its common stock to Kimberly Stempien. The Company issued the stock in consideration for consulting services rendered as the Company’s Investor Relations consultant pursuant to an Agreement executed between BAETA Corp. and Ms. Stempien on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On March 29, 2010, the Company issued 5,000 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On March 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

On March 29, 2010, the Company issued 7,500 shares of Common Stock to Dr. Leonid Topper. The Company issued the stock in consideration for services rendered as the Company’s Chief Medical Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On March 29, 2010, the Company issued 8,334 shares of Common Stock to Boris Mordkovich MD. The Company issued the stock in consideration for product development services, in accordance with the August 2009 consulting agreement between BAETA Corp. and Boris Mordkovich MD, and issued upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On March 29, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On March 29, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On March 29, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On April 29, 2010, the Company issued 7,500 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On April 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

On April 29, 2010, the Company issued 8,334 shares of Common Stock to Boris Mordkovich MD. The Company issued the stock in consideration for product development services, in accordance with the August 2009 consulting agreement between BAETA Corp. and Boris Mordkovich MD, and issued upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On April 29, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On April 29, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On April 29, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Issuance of Promissory Note and Warrant

On April 8, 2010, The Company issued a $100,000 Promissory Note and a 5-year Warrant with a cashless exercise option to purchase up to 400,000 shares of common stock at an exercise price of $0.25 per share, to one accredited investor for an aggregate purchase price of $100,000.00. In accordance with the terms of the promissory note, and in consideration for the receipt of $100,000 in proceeds from the investment, the Company promises to pay to the Note holder the principal sum of One Hundred Thousand Dollars and Zero Cents ($100,000.00), together with interest on the unpaid principal of the note at the rate of ten percent (10%) per year (computed on the basis of a 365-day year and the actual days elapsed) from the date of the Note until paid. All principal and accrued interest shall be due and payable two (2) calendar years from the date of the Note’s execution (April 8, 2010), in cash; provided, however, in the event that the Company receives any financing from any other source all proceeds received in connection with any such financing shall be paid to the Note holder until such time that all outstanding principal and accrued interest has been paid to the Note holder. All payment amounts shall be first applied to interest, if any, and then to the balance to principal.

At any time on or prior to the Note’s maturity, in the sole discretion of the Note holder, any amount of the unpaid principal may be converted into free-trading and unrestricted shares of Common Stock of the Company equal to the result of (i) the Conversion Amount, divided by (ii) the Variable Conversion Price (as defined below):

The “Variable Conversion Price” shall mean the Applicable Percentage (as defined herein) multiplied by the Market Price (as defined herein); provided, however, the Variable Conversion Price shall not be less than $0.25 cents per share. “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the “Conversion Date”). “Trading Price” means, for any security as of any date, the intraday trading price on the Pink Sheets or, if the Pink Sheets is not the principal trading market for such security, the intraday trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no intraday trading price of such security is available in any of the foregoing manners, the average of the intraday trading prices of any market makers for such security that are listed in the Pink Sheets by the National Quotation Bureau, Inc. “Applicable Percentage” shall mean 50%.

The issuance of the promissory note and warrant was part of a private offering up to $1,000,000 by the Company that was made without registration under the Securities Act of 1933, as amended,  made only to “accredited investors,” (as such term is defined in as defined in the rules to the Securities Act of 1933, as amended) pursuant to Regulation D, Rule 504 and Sections 7309(b)(8) of the Delaware Securities Act, and Section 510(a)(1) of Part E under the Rules and Regulations Pursuant to the Delaware Securities Act. The Company filed a Form D with the SEC on April 13, 2010 thereby filing Notice with Commission.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

Subsequent Event:

Effectiveness of S-1 Registration Statement

On May 14, 2010, the Securities and Exchange Commission declared the Company’s Registration Statement on Form S-1 (File No.: 333-154243) effective. The Registration Statement registered 915,400 shares of Common Stock, par value $0.0001 per share of the Company on behalf of the selling stockholders named in the Registration Statement. The Company will not receive any proceeds from the sale of those shares.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by Leonid Pushkantser, the Principal Executive Officer of BAETA Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Jeff Burkland, the Principal Financial Officer and Principal Accounting Officer of BAETA Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Leonid Pushkantser, the Principal Executive Officer of BAETA Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification by Jeff Burkland, the Principal Financial Officer and Principal Accounting Officer of BAETA Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 20, 2010
BAETA Corp.

/s/ LEONID PUSHKANTSER
Leonid Pushkantser
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JEFF BURKLAND
Jeff Burkland
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)