Form 10-Q/A
period 2010-03-31
BAETA CORP
filed 2010-05-21
CIK 1439636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-154243

BAETA CORP.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	26-0722186
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1 Bridge Plaza Second Floor, Suite 275 Fort Lee, NJ (201) 471-0988	07024
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 21, 2010, there were 22,816,703 shares of Common Stock outstanding, 100 shares of Series A Preferred Stock outstanding and 2 Shares of Series B Convertible Preferred Stock outstanding.

EXPLANATORY NOTE

BAETA Corp. (the “Company”) is filing this Amendment on Form 10-Q/A to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the US Securities and Exchange commission on May 20, 2010 (the “Original Filing”).

The purpose of this Amendment is to make a revision to the following disclosure in the Original Filing:

•
Revise the disclosure on the facing page of the Original Filing relating to the Company’s status as a shell company. The Company is not, and has never been, a shell company, as that term is defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

This Amendment does not reflect events that occurred after the filing of the Original Filing and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth above.  Accordingly, this Amendment should be read along with our other filings made with the SEC.

Pursuant to the rules of the Securities and Exchange Commission, currently dated certifications required by Rule 13a-14(a) are filed as Exhibit 31.1, 31.2, 32.1 and 32.2 to this Amendment.

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

Dated: May 21, 2010
BAETA Corp.

/s/ LEONID PUSHKANTSER
Leonid Pushkantser
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JEFF BURKLAND
Jeff Burkland
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)