Form 10-Q
period 2010-06-30
BAETA CORP
filed 2010-08-10
CIK 1439636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
214 Broad Street
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 10, 2010, there were 22,852,926 shares of Common Stock outstanding, 100 shares of Series A Preferred Stock outstanding and 2 Shares of Series B Convertible Preferred Stock outstanding.

PART I

Item 1. Financial Statements.

Baeta Corp.
( a Developmental Stage Company)
Balance Sheet

	As of June 30, 2010	As of December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$13,517	$3,189
Inventory	11,359	1,713

Total Current Assets	24,876	4,901

Other Assets
Software Application	250,607	203,357
Plant Property & Equipment, net of accumulated depreciation of $794	24,118	21,694
Organization, net of accumulated amortization of $ 204	146	181
Deposit	1,904	1,904

Total Other Assets	276,776	227,136

TOTAL ASSETS	$301,651	$232,037

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$60,209	$69,805
Accounts Payable Related Party	171,000	110,000
Line of Credit	45,984	46,708
Other Current Liabilities	56,825	56,492
Shareholder Advance - Short Term	15,972	-
Shareholder Note - Short Term	20,000	10,000
Total Current Liabilities	369,990	293,006

Long-Term Liabilities
Convertible Note	105,694	-
Interest Payable, Convertible Note	1,667	-
Shareholder Advance	45,564	28,510
Shareholder Note	288,850	288,850

Total Long-Term Liabilities	441,775	317,360

TOTAL LIABILITIES	811,765	610,366

Stockholders' Equity (Deficit)

Preferred stock, 10,000,000 shares authorized with a par value of $ 0.0001. 100 shares of Series A issued or outstanding (100 issued and outstanding as of 2008); 10 shares of Series B authorized with a par value of $0.0001 and issued and outstanding 2 shares at June 30, 2010	-	-
Common stock, 100,000,000 shares authorized with a par value of $ 0.0001, issued and outstanding 23,079,825 shares at March 31, 2010	2,308	2,250
Paid-in capital	1,431,055	981,800
Losses that have accumulated during the development stage	(1,943,477)	(1,362,378)

Total Stockholders' Equity (Deficit)	(510,114)	(378,328)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$301,651	$232,037

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Operations

	Three-Month Period Ended June 30 2010	Three-Month Period Ended June 30 2009	Six-Months Period Ended June 30 2010	Six-Months Period Ended June 30 2009	Cumulative during development stage August 14, 2007 to June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenue	$-	$-	$-	$9,003	$9,074
Total Revenue	-	-	-	9,003	9,074

Cost of Goods Sold
Cost of Goods Sold	-	-	-	2,595	2,612

Total Cost of Goods Sold	-	-	-	2,595	2,612

Gross Profit	-	-	-	6,408	6,462

Operating Expenses

Amortization	150	17	301	122	998
Research & Development	45,750		111,000		253,412
Sales & Marketing	61,091	33,935	112,974	50,645	287,716
General & Administrative Personnel Expenses	111,615	117,723	255,902	205,719	1,023,132
Professional Service Fees	27,728	14,109	48,559	22,109	209,069
Other miscellaneous operating expenses	14,235	25,472	30,024	29,650	131,130

Total Operating Expenses	260,569	191,256	558,759	308,244	1,905,457

Loss From Operations	(260,569)	(191,256)	(558,759)	(301,836)	(1,898,995)

Other income (expense)					-
Charitable Donation					(7,500)
Interest expense	(15,218)	(1,080)	(22,340)	(2,242)	(34,854)

Net Loss Before Provision For Income Taxes	(275,787)	(192,336)	(581,099)	(304,078)	(1,941,349)

Provision For Income Taxes	-	-	-	-	2,128

Net Loss	$(275,787)	$(192,336)	$(581,099)	$(304,078)	$(1,943,477)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$

Weighted average number of common shares - basic and diluted	22,870,918	21,605,434	22,729,832	21,531,573

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Stockholders' Equity (Deficit)

							Additional	Retained
	Preferred Shares A		Preferred Shares B		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, August 14, 2007					-	-	-	-	-

Common stock issued, August 14, 2007					20,000,000	2,000	-	-	2,000
Loss for the period beginning Aug 14, 2007 ( inception) to December 31, 2007								(11,529)	(11,529)
Balance, December 31, 2007					20,000,000	2,000	-	(11,529)	(9,529)

Preferred Stock - Series A	100	-
Stock issued for service and consulting					536,280	54	146,016		146,070
Private Placement Issuances, August 1, 2008					930,400	93	232,507		232,600
Charitable donation, Nov 17, 2008					10,000	1	2,499		2,500
Loss for the year ended Dec 31, 2008								(548,200)	(548,200)
Balance, December 31, 2008	100	-			21,476,680	2,148	381,022	(559,729)	(176,559)

Stock issued for service and consulting					627,372	63	313,623		313,686
Option Holder's Equity							88,694		88,694
Private Placement Issuances					387,000	39	193,461		193,500
Charitable donation					10,000	1	4,999		5,000
Loss for the year ended Dec 31, 2009								(802,649)	(802,649)

Balance, December 31, 2009	100	-			22,501,052	2,250	981,800	(1,362,378)	(378,328)

Preferred Stock - Series B			2	-			100,000		100,000
Stock issued for service and consulting					238,150	24	119,051		119,075
Option Holder's Equity							20,382		20,382
Private Placement Issuances					10,000	1	4,999		5,000
Charitable donation					-	-	-		-
Loss for the quarter ended March 31, 2010								(305,312)	(305,312)
Balance, March 31, 2010 - Unaudited	100	-	2	-	22,749,202	2,275	1,226,232	(1,667,689)	(439,183)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					210,623	21	105,290		105,312
Option Holder's Equity							19,545		19,545
Private Placement Issuances					120,000	12	29,988		30,000
Beneficial Conversion feature on Convertible Note							50,000		50,000
Charitable donation					-	-	-		-
Loss for the quarter ended June 30, 2010								(275,787)	(275,787)
Balance, June 30, 2010 - Unaudited	100	-	2	-	23,079,825	2,308	1,431,055	(1,943,476)	(510,113)

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Cash Flows

	Six-Months Period Ended June 30, 2010	Six-Months Period Ended June 30, 2009	Cumulative during development stage August 14, 2007 to June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(581,099)	$(304,078)	$(1,943,476)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	266	87	794
Amortization	35	35	204
Stock Based Compensation	264,314	170,302	812,763
Increase in current assets and liabilities;
Increase (decrease) in accounts payable	(9,596)	42,563	60,209
Increase (decrease) in accounts payable related party	61,000	30,000	171,000
Increase (decrease) in Other Current Liabilities	333	57,122	56,825
Decrease (Increase) in Inventory	(9,646)	2,595	(11,359)
Decrease (Increase) in Deposit	0	(1,904)	(1,904)

Net cash provided by (used in) operating activities	(274,393)	(3,278)	(854,943)

CASH FLOWS FROM INVESTING ACTIVITIES

PP&E	(2,691)	(20,911)	(24,912)
Expenditure for organization expense	-	-	(350)
Software Application	(47,250)	(90,000)	(250,607)

Net cash provided by (used in) investing activities	(49,941)	(110,911)	(275,870)

CASH FLOWS FROM FINANCING ACTIVITIES

Convertible Note	155,694		155,694
Interest Payable, Convertible Note	1,667		1,667
Shareholder Advance	33,026	106,250	61,536
Shareholder Note	10,000		308,850
Line of Credit	(725)	1,663	45,984
Additional Fianncing Fees	0		0
Change in Comon Stock Value	0		0
Common Stock Issued	35,000	3,000	470,600
Preferred Stock Issued	100,000		535,600

Net cash provided by (used in) financing activities	334,662	110,913	1,579,931

Net increase (decrease) in cash & cash equivalents	10,329	(3,276)	449,117

Cash & Cash Equivalents at beginning of period	3,189	14,475	-

Cash & Cash Equivalents at end of period	$13,517	$11,199	$13,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	-	-	1,998

BAETA CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

As of June 30, 2010, the Company had not yet commenced any substantive commercial operations. All activity through June 30, 2010 relates to the Company’s formation and initial research and development.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with FASB Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to the risks associated with activities of development stage companies.

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

Revenue Recognition

Revenue is recognized in accordance with FASB ASC 605, “Revenue Recognition”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

Software Application Asset:

The Company complies with the provisions of FASB ACS 985-20 “Costs of Software to Be Sold, Leased, or Marketed”. The Software Application Asset is for software that will be used in the company’s products and began being capitalized after technological feasibility was established, which as required by FASB ACS 985-20 was after a working model was delivered to BAETA Corp and the working model software was tested for completeness, functionality, and consistency with expected product design. The testing was performed by the vendor that developed and delivered the product as well as by BAETA Corp and select potential customers. Capitalized software costs will begin being amortized when the software product is available for general release to customers. The asset is reviewed for impairment at an executive management meeting quarterly, during the review of the Company’s financial results. Impairment is reviewed on a product-by-product basis by comparing the unamortized capitalized costs to the asset’s net realizable value. The amount by which the unamortized capitalized costs exceed the net realizable value would be recognized as an impairment charge.

Inventories:

Inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies.

Property, Plant and Equipment:

Property, Plant and Equipment is capitalized at historical cost. Property, Plant and Equipment for the Company currently consists of Computer and Office Equipment and of Tooling. Computer and Office Equipment is depreciated over the time of its useful life. Tooling is depreciated in proportion to the units produced by the related tooling relative to the total number of units the tooling is expected to be able to produce. Each asset in Property, Plant and Equipment is reviewed for impairment at an executive management meeting quarterly, during the review of the Company’s financial results, and an impairment charge would be recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. Expenditures incurred that enhance the productivity of the asset and/or extends the existing asset’s life are capitalized. Expenditures for typical normal wear and tear items are expensed when incurred.

Stock Compensation:

Stock issued for services rendered is valued at the time of service with the most relevant measurement at the time being either current stock price of the company stock in a recent private placement or equity offering or vendor invoice/contract that most closely reflects the value of services performed or product delivered.

Stock Options Issued for Services Rendered:

The Company complies with the provisions of FASB ACS 718 “Compensation - Stock Compensation”. The company uses the Black-Scholes-Merton closed-form model to value its stock options. Using that model, the Company includes as inputs to the model assumptions for the exercise price of each option, the expected term of each option, the current price of the underlying share, the expected volatility in the price of the underlying share for the expected term of each option, the expected dividends on the underlying share for the expected term of each option, and the risk free rate for the expected term of each option.

The exercise date of each option is included on the contractual agreements with each compensated provider. To estimate the expected term of options, the company used the “simplified” method as allowed in SEC Staff Accounting Bulletin: Codification of Staff Accounting Bulletins Topic 14: “Share-Based Payment”. The price of the underlying share is valued at the time of option grant with the most relevant measurement at the time being either current stock price of the company stock in a recent private placement or equity offering or vendor invoice/contract that most closely reflects the value of services performed or product delivered. Volatility is estimated by using the implied volatility a comparable company that is public, with publicly traded options, that is in a similar industry, with a similar product set, at a stage of life and size as close to the Company as possible for the set of similar companies with publicly traded options. The Company is using implied volatility, because historic volatility for the Company does not exist and is not practicable to obtain from comparable companies. There are no dividends expected to be paid on the underlying shares during the expected term of any options. And, the risk free rate is obtained from the yield on a similar term U.S. Treasury.

Income Taxes:

The Company complies with the provisions of FASB ACS 740 “Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected, by management in management’s quarterly financial review and based on available evidence, that is more likely than not to be realized.

Income (Loss) Per Share:

In accordance with FASB ACS 260 “Earnings Per Share”, the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period presented. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at June 30, 2010, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

As of June 30, 2010 the Company has cash balance of $ 13,517 and no accounts receivable.

Special – purpose entities

The Company does not have any off-balance sheet financing activities.

Fiscal Year

Company adopted December 31st for its accounting fiscal year

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets or business.

NOTE 2: Revolving line of credit

As of June 30, 2010, the Company is obligated under unsecured line of credit of $50,000 from a bank and principal balance of such a loan is $45,984. The current interest rate on this line of credit is 9.24%, with no maturity date. The debt is also guaranteed by a personal liability of an officer and shareholder.

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

Shareholder Advance increased to $61,536 as of June 30, 2010. The advance relates to accrued interest from the Shareholder Loans plus an additional $40,950 advance from Dr. Alexander Gak. The advance consists of $25,500 long term and $15,450 short term.

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

On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc. At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak. Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome in shares of its common stock. Extranome has received 30,000 shares for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash. Through June 30, 2010, BAETA had issued to Extranome 450,000 shares.

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

NOTE 4: Stockholders’ Equity:

Preferred stock

The Company is also authorized to issue 10,000,000 shares of Series A preferred stock with a par value of $ 0.0001. On June 23, 2008, the Board of Directors approved the designation of 100 shares of preferred stock as Series A Preferred Stock. As of June 30, 2010, Company has 100 preferred shares Series A issued or outstanding.

The Company is also authorized to issue 10 shares of Series B preferred stock with a par value of $ 0.0001. On February 8, 2010, the Board of Directors approved the designation of 2 shares of preferred stock as Series B Preferred Stock. As of June 30, 2010, Company has 2 preferred shares Series B issued or outstanding.

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

Common stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $ 0.0001. As of December 31, 2009, the Company had 22,501,052 shares issued and outstanding. As of June 30, 2009, Company has 23,079,825 shares issued and outstanding.

On January 8, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 10,000 shares to that investor. The investor purchased the shares at $0.50 per share.

On January 29, 2010, the Company issued 65,464 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, based the assumption that the market price was equal to that used in the private placement that closed on January 8, 2009, and because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On February 28, 2010, the Company issued 100,185 shares of its common stock for software services. The shares are accounted for at $0.50 per share, based the assumption that the market price was equal to that used in the private placement that closed on January 8, 2009, and because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On March 25, 2010, the Company issued 72,501 shares of its common stock for software services. The shares are accounted for at $0.50 per share, based the assumption that the market price was equal to that used in the private placement that closed on January 8, 2009, and because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On April 29, 2010, the Company issued 67,501 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On May 17, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 100,000 shares to that investor. The investor purchased the shares at $0.25 per share.

On May 29, 2010, the Company issued 71,561 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On June 22, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 20,000 shares to that investor. The investor purchased the shares at $0.25 per share.

On June 29, 2010, the Company issued 71,561 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

Stock Options

As of December 31, 2009, the Company had granted options to purchase 1,631,125 shares. As of June 30, 2010, the Company had granted options to purchase 1,649,350 shares, of which options to purchase 499,350 shares had vested. During the period, the Company awarded option grants to purchase a total of 18,225 shares, which had an average contract life of 10 years until they expire, and options to purchase 368,225 shares vested. For those grants during the period, the company used the valuation method described in the Significant Accounting Policies (Footnote 1 “Stock Options Issued for Services Rendered” section) and used the options with the closest expiration date available for the similar entity, with the closest strike price to the current share price because all of the Company’s option grants are issued at a strike price equal to the current share price at the time, which resulted in an implied volatility, from the average of the bid and ask implied volatilities, of 57.45, a risk free rate of 3.19%, and a resulting total value of $4,310 for those option grants. $39,927 of options were expensed as compensation costs during the period and $0 was on the balance sheet.

During the six-month period, the following aggregate option grants were made:

Shares Available for the Grant(s)	Vesting Period (same as Service Period)	Maximum Contractual Life
18,225	Immediate	10 years

Below is information about the options outstanding:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Value
Outstanding December 31, 2009	1,631,125	$0.50	8.9	$340,825
Granted	18,225	$0.50	10	$4,310
Exercised	0
Forfeited	0
Expired	0
Outstanding June 30, 2010	1,649,350	$0.50	7.62	$345,135
Vested during the Period	368,225	$0.50	7.55	$76,768
Total vested at June 30, 2010	499,350	$0.50	7.88	$105,983

* All vested options are currently exercisable

Total nonvested awards that are not yet recognized as compensation cost have a value of $216,514 and are expected to be recognized over a weighted-average period of 3.2 years.

NOTE 5: Income Tax

The Company accounts for income taxes under FASB ACS 740, “Income Taxes” (“ACS 740”). ACS 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ACS 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the net operating loss carryforward has been fully offset by a valuation allowance.

The Company has a net operating loss carry forward for tax purposes totaling approximately $ 1,693,833 at June 30, 2010. The net operating loss carries forward for income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2028 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

	June 30 2010	December 31 2009
Tax benefit of net operating loss carryforward	$592,841	$389,457
Valuation allowance	(592,841)	(389,457)
Net deferred tax asset recorded	$-	$-

NOTE 6: Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception was $1,941,477, working capital deficit of $345,114 and stockholders’ equity deficit of $510,114 as of June 30, 2010.

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

 NOTE 7: Commitment and contingencies

On July 1, 2009, the Company began a one-year lease for office space for its headquarters operation from Regus at a minimum monthly rent of $952 which expires on June 30, 2010. The minimum rental commitment to June 30, 2010 is $11,424.

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

NOTE 8: Convertible Notes

On April 8, 2010, the Company issued a convertible note of $100,000 to an accredited investor. The material terms are that the note will accrue an interest rate of 10% per year and that the principal plus interest is due two years from the date of the note. At any time during the term of the note, the holder may convert principal plus accrued interest into common stock in the Company at a value equal to 50% of the average of the lowest three trading prices for the prior five days, but not less than $0.25 per share. The Company is allowed to pre-pay the note without penalty, but the debt-holder does not have the right to demand pre-payment.

On May 19, 2010, the Company issued a convertible note of $50,000 to an accredited investor. The material terms are that the note will accrue an interest rate of 10% per year and that the principal plus interest is due two years from the date of the note. At any time during the term of the note, the holder may convert principal plus accrued interest into common stock in the Company at a value equal $0.50 per share. The Company is allowed to pre-pay the note without penalty, but the debt-holder does not have the right to demand pre-payment.

NOTE 9: Interest Expense

Interest Expense on the Income Statement is for interest paid on the Line of Credit, the Shareholder Notes, and the Convertible Notes.

NOTE 10: Material Subsequent Events (unaudited)

On July 19, 2010, the Company purchased 304,000 shares from Mr. Douglas Rogers for $25,000.

On July 20, 2010, the Company purchased 1,000 shares of Company stock on the open market for $1 per share.

On August 10, 2010, Leonid Pushkantser, the Company’s Chief Executive Officer and Director, loaned the Company $100,000.00. The material terms are that the Company will pay an interest rate of 5% per year. The Company will pay $5,000 in principal, plus accrued interest, on the first of each month after the date of the loan. The Company is allowed to pre-pay the note without penalty, but the debt-holder does not have the right to demand pre-payment.

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

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

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

All activity through June 30, 2010 relates to the Company’s formation and initial research and development.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with FASB Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to the risks associated with activities of development stage companies.

Forward Stock Split

On May 16, 2008, BAETA filed an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of New Jersey thereby effectuating a forward stock split of 20,000-to-1, effective 12:01 a.m. on May 16, 2008. The Company did not amend the par value of the Company’s common stock.

Prior to the Forward Split, there were 1,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding, all held by Dr. Alexander Gak, our President and Director. Upon the effectiveness of the Forward Split as of May 16, 2008, there became 20,000,000 shares of the Company’s Common Stock issued and outstanding, all held by Dr. Gak. Currently, there are 22,852,926 shares of the Company’s common stock issued and outstanding to approximately 88 shareholders of record as of the date of this filing.

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

Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with Section 2 of the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome 50% in shares of its common stock, and 50% in cash. Extranome has received 30,000 for each month since November 2008 as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation, and to date has received 600,000 shares of BAETA Corp. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception is $1,943,477. As of June 30, 2010, the Company has total liabilities of $811,765 compared to total assets of $301,651, limited cash on hand in the amount of $13,517, and stockholders’ deficit of ($510,114).

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

Evolving Industry Standards; Rapid Technological Changes

The Company’s success in its business will depend in part upon its continued ability to enhance its existing products and services, to introduce new products and services quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of the Company will not develop competitive products, or that any such competitive products will not have an adverse effect upon the Company’s operating results.

Moreover, management intends to continue to implement “best practices” and other established process improvements in its operations going forward. There can be no assurance that the Company will be successful in refining, enhancing and developing its operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that the Company’s existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

Sufficiency of Cash Flows

Because current cash balances and projected cash generation from operations are not sufficient to meet the Company’s cash needs for working capital and capital expenditures, management intends to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional and substantial dilution to the Company’s shareholders. A portion of the Company’s cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

Results of Operations at June 30, 2010 compared to December 31, 2009

Assets.   Our total assets were $301,651 at June 30, 2010 compared to $232,037 as of December 31, 2009 primarily as a result of the acquisition of property, the development of our Software Asset, addition of some inventory, and a small increase in cash.

Liabilities. Our total liabilities were $811,765 at June 30, 2010 compared to $610,366 at December 31, 2009. This increase was primarily due to an increase in Accounts Payable to Extranome (Related Party), a small decrease in Accounts Payable, an increase in Shareholder Notes and Advances, and the addition of two Convertible Notes.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($510,114) at June 30, 2010 compared to ($387,328) at December 31, 2009. This increase in deficit was primarily due to continuing losses offset some by additional paid in capital, but primarily funded by Liabilities.

Results of Operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues.  Our revenues were $0 for the three months ended June 30, 2010, compared with $0 for the three months ended June 30, 2009.

Research & Development expenses.  Research & Development costs were $45,750 for the three months ended June 30, 2010, compared to $0 for the three months ended June 30, 2009. The increase in research & development costs for this time period is attributed to research into two new products, which are extensions of the My Pain Away product line.

Sales & Marketing expenses.  Sales & Marketing costs were $61,091 for the three months ended June 30, 2010, compared to $33,935 for the three months ended June 30, 2009. The increase in sales & marketing costs for this time period is attributed to increasing marketing efforts related to company products.

General & Administrative Personnel expenses.  General & Administrative Personnel Expenses were $111,615 for the three months ended June 30, 2010, compared to $117,723 for the three months ended June 30, 2009. The decrease in General & Administrative Personnel Expenses for this time period is attributed to decreased reliance on contractors, offset somewhat by increased employee costs associated with the hiring of a full time CEO.

Professional Service Fees expenses.  Professional Services Fees were $27,728 for the three months ended June 30, 2010, compared to $14,109 for the three months ended June 30, 2009. The increase in Professional Service Fees for this time period is attributed to increased legal costs, offset by slightly decreased accounting fees.

Other miscellaneous operating expenses.  Other miscellaneous operating expenses were $14,235 for the three months ended June 30, 2010, compared to $25,472 for the three months ended June 30, 2009. The decrease in Other miscellaneous operating expenses for this time period is attributed to a decrease in trademark and patent fees from $22,195 to $0, offset by a new Directors & Officers Insurance policy as well as a slight increase in most other general business expenses.

Net Loss. We had a net loss of ($275,787) for the three months ended June 30, 2010, compared to a net loss of ($192,.336) for the three months ended June 30, 2009. This increase in net loss is due primarily to an increase in Research & Development and Sales & Marketing Expenses

Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues.  Our revenues were $0 for the six months ended June 30, 2010, compared with $9,003 for the six months ended June 30, 2009.  The decrease is attributable to no customer purchases placed nor delivered during the six months ended June 30, 2010.

Research & Development expenses.  Research & Development costs were $111,000 for the six months ended June 30, 2010, compared to $0 for the six months ended June 30, 2009. The increase in research & development costs for this time period is attributed to research into two new products, which are extensions of the My Pain Away product line.

Sales & Marketing expenses.  Sales & Marketing costs were $112,974 for the six months ended June 30, 2010, compared to $50,645 for the six months ended June 30, 2009. The increase in sales & marketing costs for this time period is attributed to increasing marketing efforts related to company products.

General & Administrative Personnel expenses.  General & Administrative Personnel Expenses were $255,902 for the six months ended June 30, 2010, compared to $205,719 for the six months ended June 30, 2009. The decrease in General & Administrative Personnel Expenses for this time period is attributed to decreased reliance on contractors, offset somewhat by increased employee costs associated with the hiring of a full time CEO.

Professional Service Fees expenses.  Professional Services Fees were $48,559 for the six months ended June 30, 2010, compared to $22,109 for the six months ended June 30, 2009. The increase in Professional Service Fees for this time period is attributed to increased legal costs, offset by decreased accounting fees.

Other miscellaneous operating expenses.  Other miscellaneous operating expenses were $30,024 for the six months ended June 30, 2010, compared to $29,650 for the six months ended June 30, 2009. The decrease in Other miscellaneous operating expenses for this time period is attributed to a decrease in trademark and patent fees from $22,195 to $2,464, offset by a new Directors & Officers Insurance policy, filing fees associated with delivering stock certificates, as well as a slight increase in most other general business expenses.

Net Loss. We had a net loss of ($581,099) for the six months ended June 30, 2010, compared to a net loss of ($304,078) for the six months ended June 30, 2009. This increase in net loss is due primarily to an increase in Research & Development, Sales & Marketing Expenses, General & Administrative Personnel Expenses, and Professional Service Fees.

Liquidity and Capital Resources; Going Concern

Cash Balance. At June 30, 2010, we had $13,517 cash on-hand and our stockholder’s deficit was ($510,114), and there is substantial doubt as our ability to continue as a going concern. We anticipate incurring losses in the near future. We do not have an established source of revenue sufficient to cover our operating costs in the next 12 months. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

The Company complies with the provisions of FASB ACS 740 “Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected, by management in management’s quarterly financial review and based on available evidence, that is more likely than not to be realized.

d.	Fair Value of Financial Instruments

The carrying value of cash equivalents, software development costs, and accrued expenses approximates fair value.

e.	Revenue Recognition

Revenue is recognized in accordance with FASB ASC 605, “Revenue Recognition”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

The Company complies with the provisions of FASB ACS 985-20 “Costs of Software to Be Sold, Leased, or Marketed”.  The Software Application Asset is for software that will be used in the company’s products and began being capitalized after technological feasibility was established, which as required by FASB ACS 985-20 was after a working model was delivered to BAETA Corp and the working model software was tested for completeness, functionality, and consistency with expected product design.  The testing was performed by the vendor that developed and delivered the product as well as by BAETA Corp and select potential customers.  Capitalized software costs will begin being amortized when the software product is available for general release to customers.  The asset is reviewed for impairment at an executive management meeting quarterly, during the review of the Company’s financial results.  Impairment is reviewed on a product-by-product basis by comparing the unamortized capitalized costs to the asset’s net realizable value.  The amount by which the unamortized capitalized costs exceed the net realizable value would be recognized as an impairment charge.

g.	Stock Options

The Company complies with the provisions of FASB ACS 718 “Compensation - Stock Compensation”.  The company uses the Black-Scholes-Merton closed-form model to value its stock options.  Using that model, the Company includes as inputs to the model assumptions for the exercise price of each option, the expected term of each option, the current price of the underlying share, the expected volatility in the price of the underlying share for the expected term of each option, the expected dividends on the underlying share for the expected term of each option, and the risk free rate for the expected term of each option.

The exercise date of each option is included on the contractual agreements with each compensated provider.  To estimate the expected term of options, the company used the “simplified” method as allowed in SEC Staff Accounting Bulletin: Codification of Staff Accounting Bulletins Topic 14:  “Share-Based Payment”.  The price of the underlying share is valued at the time of option grant with the most relevant measurement at the time being either current stock price of the company stock in a recent private placement or equity offering or vendor invoice/contract that most closely reflects the value of services performed or product delivered.  Volatility is estimated by using the implied volatility a comparable company that is public, with publicly traded options, that is in a similar industry, with a similar product set, at a stage of life and size as close to the Company as possible for the set of similar companies with publicly traded options.  The Company is using implied volatility, because historic volatility for the Company does not exist and is not practicable to obtain from comparable companies.  There are no dividends expected to be paid on the underlying shares during the expected term of any options.  And, the risk free rate is obtained from the yield on a similar term U.S. Treasury.

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

j.	Property, Plant and Equipment

Property, Plant and Equipment is capitalized at historical cost.  Property, Plant and Equipment for the Company currently consists of Computer and Office Equipment and of Tooling.  Computer and Office Equipment is depreciated over the time of its useful life.  Tooling is depreciated in proportion to the units produced by the related tooling relative to the total number of units the tooling is expected to be able to produce.  Each asset in Property, Plant and Equipment is reviewed for impairment at an executive management meeting quarterly, during the review of the Company’s financial results, and an impairment charge would be recognized if the carrying amount of the asset is not recoverable and exceeds its fair value.  Expenditures incurred that enhance the productivity of the asset and/or extends the existing asset’s life are capitalized.  Expenditures for typical normal wear and tear items are expensed when incurred.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported accurately, completely, and within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 17, 2010, the Company issued 100,000 shares of its Common Stock to Dr. Anroy Ottley, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 100,000 shares of Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, to Dr. Ottley for an aggregate purchase price of $25,000.

On May 29, 2010, the Company issued 11,560 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On May 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

On May 29, 2010, the Company issued 8,334 shares of Common Stock to Boris Mordkovich MD. The Company issued the stock in consideration for product development services, in accordance with the August 2009 consulting agreement between BAETA Corp. and Boris Mordkovich MD, and issued upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On May 29, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On May 29, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On May 29, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On June 22, 2010, the Company issued its common stock to Ignatius Scalia, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Mr. Scalia for an aggregate of $10,000.

On June 29, 2010, the Company issued 11,560 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On June 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

On June 29, 2010, the Company issued 8,334 shares of Common Stock to Boris Mordkovich MD. The Company issued the stock in consideration for product development services, in accordance with the August 2009 consulting agreement between BAETA Corp. and Boris Mordkovich MD, and issued upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On June 29, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On June 29, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On June 29, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On July 19, 2010, the Company repurchased 304,000 shares of its common stock held by Douglas A. Rogers for an aggregate purchase price of $25,000, or $0.0822 per share. The repurchase was made upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended. The entirety of the 304,000 shares were surrendered to the Company’s treasury and thereafter retired and accounted for in the Company’s authorized but unissued common stock reserves.

On July 29, 2010, the Company issued 14,100 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On July 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

On July 29, 2010, the Company issued 8,334 shares of Common Stock to Boris Mordkovich MD. The Company issued the stock in consideration for product development services, in accordance with the August 2009 consulting agreement between BAETA Corp. and Boris Mordkovich MD, and issued upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On July 29, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On July 29, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On July 29, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On July 29, 2010, the Company issued 3,000 shares of its common stock to Vesta Caldwell. The Company issued the stock in consideration for consulting services rendered as the Company’s Sales consultant pursuant to an Agreement executed between BAETA Corp. and Ms. Caldwell on April 12, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

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

Subsequent Events:

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

On July 19, 2010, the Company purchased 304,000 shares from Mr. Douglas Rogers for $25,000.

On July 20, 2010, the Company purchased 1,000 shares of Company stock on the open market for $1 per share.

Officer Loan:

On August 10, 2010, Leonid Pushkantser, the Company’s Chief Executive Officer and Director, loaned the Company $100,000.00. The material terms are that the Company will pay an interest rate of 5% per year. The Company will pay $5,000 in principal, plus accrued interest, on the first of each month after the date of the loan. The Company is allowed to pre-pay the note without penalty, but the debt-holder does not have the right to demand pre-payment.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Promissory Note executed by Leonid Pushkantser and BAETA Corp. dated August 9, 2010.

31.1	Certification by Leonid Pushkantser, the Principal Executive Officer of BAETA Corp., pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Jeff Burkland, the Principal Financial Officer and Principal Accounting Officer of BAETA Corp., pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Leonid Pushkantser, the Principal Executive Officer of BAETA Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Jeff Burkland, the Principal Financial Officer and Principal Accounting Officer of BAETA Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BAETA Corp.

Dated: August 10, 2010	/s/ LEONID PUSHKANTSER
Leonid Pushkantser
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JEFF BURKLAND
Jeff Burkland
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)