Form 10-Q
period 2010-09-30
BAETA CORP
filed 2010-11-12
CIK 1439636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

As of November 12, 2010, there were 23,704,932 shares of Common Stock outstanding, 100 shares of Series A Preferred Stock outstanding and 2 Shares of Series B Convertible Preferred Stock outstanding.

TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

Baeta Corp.
( a Developmental Stage Company)
Balance Sheet

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$23,678	$3,189
Inventory	11,359	1,713

Total Current Assets	35,037	4,901

Other Assets
Software Application	250,607	203,357
Plant Property & Equipment, net of accumulated depreciation of $794	23,985	21,694
Organization, net of accumulated amortization of $ 204	128	181
Deposit	1,904	1,904
Total Other Assets	276,625	227,136

TOTAL ASSETS	$311,662	$232,037

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$54,461	$69,805
Accounts Payable Related Party	204,000	110,000
Line of Credit	45,024	46,708
Other Current Liabilities	57,436	56,492
Shareholder Advance - Short Term	25,699	-
Shareholder Note - Short Term	70,000	10,000
Total Current Liabilities	456,620	293,006

Long-Term Liabilities
Convertible Note	111,944	-
Interest Payable, Convertible Note	4,167	-
Shareholder Advance	51,341	28,510
Shareholder Note	328,850	288,850

Total Long-Term Liabilities	496,302	317,360

TOTAL LIABILITIES	952,922	610,366

Stockholders' Equity (Deficit)

Preferred stock, 10,000,000 shares authorized with a par value of $ 0.0001. 100 shares of Series A issued or outstanding (100 issued and outstanding as of 2008); 10 shares of Series B authorized with a par value of $0.0001 and issued and outstanding 2 shares at September 30, 2010	-	-
Common stock, 100,000,000 shares authorized with a par value of $0.0001,issued and outstanding 23,156,644 shares at September 30, 2010	2,316	2,250
Paid-in capital	1,549,856	981,800
Losses that have accumulated during the development stage	(2,193,432)	(1,362,378)
Total Stockholders' Equity (Deficit)	(641,260)	(378,328)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$311,662	$232,037

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
 Statement of Operations

	Three-Month Period Ended	Three-Month Period Ended	Nine-Months Period Ended	Nine-Months Period Ended	Cumulative during development stage
	September 30 2010	September 30 2009	September 30 2010	September 30 2009	August 14, 2007 to September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenue	$-	$-	$-	$9,003	$9,074
Total Revenue	-	-	-	9,003	9,074

Cost of Goods Sold
Cost of Goods Sold	-	-	-	2,595	2,612
Total Cost of Goods Sold	-	-	-	2,595	2,612

Gross Profit	-	-	-	6,408	6,462

Operating Expenses

Amortization	150	105	451	227	1,148
Research & Development	90,000		201,000		343,412
Sales & Marketing	59,440	40,463	172,414	91,108	347,155
General & Administrative Personnel Expenses	108,660	158,403	364,461	364,122	1,131,691
Professional Service Fees	16,755	10,928	65,313	33,036	225,824
Other miscellaneous operating expenses	6,079	8,176	36,203	37,825	137,309
Total Operating Expenses	281,084	218,074	839,843	526,318	2,186,541

Loss From Operations	(281,084)	(218,074)	(839,843)	(519,910)	(2,180,079)

Other income (expense)					-
Gain on Repurchase of Shares	51,000		51,000		51,000
Charitable Donation					(7,500)
Interest expense	(18,688)	(3,814)	(41,028)	(6,056)	(53,541)

Net Loss Before Provision For Income Taxes	(248,772)	(221,888)	(829,870)	(525,966)	(2,190,121)

Provision For Income Taxes	1,183	1,498	1,183	1,498	3,311

Net Loss	$(249,955)	$(223,386)	$(831,053)	$(527,464)	$(2,193,432)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)	$

Weighted average number of common shares - basic and diluted	23,044,576	21,995,462	22,836,332	21,723,583

See Notes to Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Stockholders' Equity (Deficit)

							Additional	Retained
	Preferred Shares A		Preferred Shares B		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, August 14, 2007					-	-	-	-	-

Common stock issued,August 14, 2007					20,000,000	2,000	-	-	2,000
Loss for the period beginning Aug 14, 2007 ( inception) to December 31, 2007								(11,529)	(11,529)

Balance, December 31, 2007					20,000,000	2,000	-	(11,529)	(9,529)

Preferred Stock - Series A	100	-
Stock issued for service and consulting					536,280	54	146,016		146,070
Private Placement Issuances, August 1, 2008					930,400	93	232,507		232,600
Charitable donation, Nov 17, 2008					10,000	1	2,499		2,500
Loss for the year ended Dec 31, 2008								(548,200)	(548,200)

Balance, December 31, 2008	100	-			21,476,680	2,148	381,022	(559,729)	(176,559)

Stock issued for service and consulting					627,372	63	313,623		313,686
Option Holder's Equity							88,694		88,694
Private Placement Issuances					387,000	39	193,461		193,500
Charitable donation					10,000	1	4,999		5,000
Loss for the year ended Dec 31, 2009								(802,649)	(802,649)

Balance, December 31, 2009	100	-			22,501,052	2,250	981,800	(1,362,378)	(378,328)

Preferred Stock - Series B			2	-			100,000		100,000
Stock issued for service and consulting					238,150	24	119,051		119,075
Option Holder's Equity							20,382		20,382
Private Placement Issuances					10,000	1	4,999		5,000
Charitable donation					-	-	-		-
Loss for the quarter ended March 31, 2010								(305,312)	(305,312)

Balance, March 31, 2010 - Unaudited	100	-	2	-	22,749,202	2,275	1,226,232	(1,667,689)	(439,183)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					210,623	21.06	105,290		105,312
Option Holder's Equity							19,545		19,545
Private Placement Issuances					120,000	12.00	29,988		30,000
Beneficial Conversion feature on Convertible Note							50,000		50,000
Charitable donation					-	-	-		-
Loss for the quarter ended June 30, 2010								(275,787)	(275,787)

Balance, June 30, 2010 - Unaudited	100	-	2	-	23,079,825	2,308	1,431,055	(1,943,476)	(510,113)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					(95,181)	-9.52	28,419		28,410
Option Holder's Equity							19,399		19,399
Private Placement Issuances					172,000	17.20	70,983		71,000
Beneficial Conversion feature on Convertible Note
Charitable donation					-	-	-		-
Loss for the quarter ended September 30, 2010								(249,955)	(249,955)

Balance, Sept 30, 2010 - Unaudited	100	-	2	-	23,156,644	2,316	1,549,856	(2,193,431)	(641,259)

See Notes to Financial Statements

Baeta Corp.
( a Developmental Stage Company)
 Statement of Cash Flows

	Nine-Months Period Ended	Nine-Months Period Ended	Cumulative during
	September 30,	September 30,	development stage August 14, 2007 to
	2010	2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(831,053)	$(527,464)	$(2,193,431)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	399	175	927
Amortization	52	53	222
Stock Based Compensation	312,122	289,543	860,572
Increase in current assets and liabilities;
Increase (decrease) in accounts payable	(15,344)	37,396	54,461
Increase (decrease) in accounts payable related party	94,000	35,000	204,000
Increase (decrease) in Other Current Liabilities	944	57,122	57,436
Decrease (Increase) in Inventory	(9,646)	2,595	(11,359)
Decrease (Increase) in Deposit	0	(1,904)	(1,904)
Net cash provided by (used in) operating activities	(448,526)	(107,484)	(1,029,076)

CASH FLOWS FROM INVESTING ACTIVITIES

PP&E	(2,691)	(20,911)	(24,912)
Expenditure for organization expense	-	-	(350)
Software Application	(47,250)	(135,000)	(250,607)
Net cash provided by (used in) investing activities	(49,941)	(155,911)	(275,870)

CASH FLOWS FROM FINANCING ACTIVITIES

Convertible Note	161,944		161,944
Interest Payable, Convertible Note	4,167		4,167
Shareholder Advance	48,530	(179,867)	77,040
Shareholder Note	100,000	288,850	398,850
Line of Credit	(1,685)	1,862	45,024
Additional Fianncing Fees	0		0
Change in Comon Stock Value	0		0
Common Stock Issued	106,000	140,000	541,600
Preferred Stock Issued	100,000		535,600
Net cash provided by (used in) financing activities	518,956	250,845	1,764,225

Net increase (decrease) in cash & cash equivalents	20,490	(12,550)	459,278
Cash & Cash Equivalents at beginning of period	3,189	14,475	-
Cash & Cash Equivalents at end of period	$23,678	$1,925	$23,678

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	-	1,498	1,998

See Notes to Financial Statements

BAETA CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

As of September 30, 2010, the Company had not yet commenced any substantive commercial operations. All activity through September 30, 2010 relates to the Company’s formation and initial research and development.

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

Income (Loss) Per Share:

In accordance with FASB ACS 260 “Earnings Per Share”, the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period presented. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at September 30, 2010, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

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

As of September 30, 2010 the Company has cash balance of $23,678 and no accounts receivable.

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

NOTE 2: Revolving line of credit

As of September 30, 2010, the Company is obligated under unsecured line of credit of $50,000 from a bank and principal balance of such a loan is $ 45,023. The current interest rate on this line of credit is 9.24%, with no maturity date. The debt is also guaranteed by a personal liability of an officer and shareholder.

NOTE 3: Related Party Transactions

On September 16, 2008, Dr. Alexander Gak and Extranome, Inc., a New Jersey corporation entered into an Exclusive Software Agreement (the “Agreement”). Pursuant the Agreement, Extranome sold to Baeta Corp. all commercial rights to its software entitled MyHealthID Medical Records Systems for a period of twenty five years, subject to renewal. Pursuant to the Agreement, the Company agreed to pay Extranome $0.00 upfront, and in perpetuity approximately forty-nine percent of all net revenues generated from advertising by MyHealthID. Our CEO and sole director, Dr. Alexander Gak, is the 100% owner of Extranome, Inc., a New Jersey corporation.

On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc. At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak. Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome in shares of its common stock. Extranome has received 30,000 shares for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash. Through September 30, 2010, BAETA had issued to Extranome 660,000 shares.

On June 1, 2009, the Company founder and CEO, Dr. Alexander Gak, moved to become Chairman of the Board and hired Mr. Leonid Pushkantser as CEO. The significant compensation for Mr. Pushkantser is as follows: Mr. Pushkantser is compensated with a base salary of $180,000 per year for the first six months and $250,000 per year thereafter. In addition, Mr. Pushkantser has been granted options to acquire 400,000 shares, which options vest 25% of the amount for each of four years.

On August 19, 2009, the Company and Dr. Alexander Gak entered into an agreement to document the terms of the Shareholder Advance of $ 288,850 that had accrued to that point. The agreement converted the advance into a loan. The material terms are that the Company will owe an interest rate of 8% per year, beginning on August 19, 2009, for the outstanding loan amount. The company will begin payment of the principal and accrued interest only after the Company’s operating checking account exceeds $250,000 in net cash on hand, at which time the company will pay $5,000 per month. Any principal and accrued interest not already repaid is due on August 18, 2019. The Company is allowed to pre-pay the note without penalty, but the debt-holder does not have the right to demand pre-payment.

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

On July 14, 2010, Leonid Pushkantser entered into an agreement to lend the Company $100,000.00. The material terms are that the Company will pay an interest rate of 5% per year beginning July 14, 2010 on the unpaid balance. Repayment of the note is to begin August 1, 2010 with $5,000/month plus interest payments. Additional payments are to be made on the first day of each month thereafter. The accrued interest on this loan to date is $1,066.22 within Other Current Liabilities.

On July 14, 2010 Leonid Pushkantser entered into an agreement with Dr. Alexander Gak whereby Pushkantser bought 4,000,000 shares of Common Stock, par value of $0.0001 from Gak. Pushkantser also acquired from Gak, twenty (20) Shares of Series A Preferred Stock in the transaction. The twenty (20) Series A Preferred Shares constitute 20% of the amount of Series A Preferred Stock currently issued and outstanding.  Additionally 20% of all shares of Series A Preferred Stock acquired by Gak in the future will be transferred to Pushkantser, such that Pushkantser maintains a 20% ownership of the Series A Preferred Stock.

On July 27, 2010, the loan of $10,000 on January 6, 2010 from Daniel Lundin to the Company was converted to 20,000 shares of common stock. The effective price of this conversion was $0.50 per share.

Shareholder Advance increased to $70,036 as of September 30, 2010. The advance relates to accrued interest from the Shareholder Loans plus an additional $49,450 advance from Dr. Alexander Gak.

NOTE 4: Stockholders’ Equity:

Preferred stock

The Company is also authorized to issue 10,000,000 shares of Series A preferred stock with a par value of $0.0001. On June 23, 2008, the Board of Directors approved the designation of 100 shares of preferred stock as Series A Preferred Stock. As of September 30, 2010, Company has 100 preferred shares Series A issued or outstanding.

The Company is also authorized to issue 10 shares of Series B preferred stock with a par value of $0.0001. On February 8, 2010, the Board of Directors approved the designation of 2 shares of preferred stock as Series B Preferred Stock. As of September 30, 2010, Company has 2 preferred shares Series B issued or outstanding.

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

Common stock

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $ 0.0001. As of December 31, 2009, the Company had 22,501,052 shares issued and outstanding. As of September 30, 2010, the Company has 23,156,644 shares issued and outstanding. As of the date of this report, the Company has 23,704,932 shares of Common Stock issued and outstanding.

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

On July 12, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 40,000 shares to that investor. The investor purchased the shares at $0.25 per share.

On July 12, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 20,000 shares to that investor. The investor purchased the shares at $0.25 per share.

On July 14, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 50,000 shares to that investor. The investor purchased the shares at $0.50 per share.

On July 19, 2010, the Company repurchased 304,000 shares from previous service provider. The shares were purchased for $25,000.00. These shares had previously been issued to the service provider for $0.25 per share ($76,000.00) on July 18, 2008. A gain on the transaction of $51,000 was recorded by the Company.

On July 22, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 20,000 shares to that investor. The investor purchased the shares at $0.50 per share.

On July 29, 2010, the Company issued 77,101 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On August 29, 2010, the Company issued 70,026 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On September, 13, 2010, in connection with the preparation of the Financing Agreement (see Note 10), the Company paid AGS Capital Group a due diligence document and preparation fee of 22,000 shares of restricted common stock.

On September 28, 2010, the Company issued 61,692 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

Stock Options

As of December 31, 2009, the Company had granted options to purchase 1,631,125 shares. As of September 30, 2010, the Company had granted options to purchase 1,655,462 shares, of which options to purchase 515,462 shares had vested. During the period, the Company awarded option grants to purchase a total of 24,338 shares, which had an average contract life of 10 years until they expire, and options to purchase 384,338 shares vested. For those grants during the period, the company used the valuation method described in the Significant Accounting Policies (Footnote 1 “Stock Options Issued for Services Rendered” section) and used the options with the closest expiration date available for the similar entity, with the closest strike price to the current share price because all of the Company’s option grants are issued at a strike price equal to the current share price at the time, which resulted in an implied volatility, from the average of the bid and ask implied volatilities, of 57.45, a risk free rate of 3.19%, and a resulting total value of $1,590 for those option grants. $59,326 worth of options was expensed as compensation costs during the period.

During the nine-month period, the following aggregate option grants were made:
Shares Available for the Grant(s)	Vesting Period (same as Service Period)	Maximum Contractual Life
24,338	Immediate	10 years

Below is information about the options outstanding:
	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Value
Outstanding December 31, 2009	1,631,125	$0.50	8.9	$340,825
Granted	24,338	$0.50	10	$5,901
Exercised	0
Forfeited	0
Expired	0
Outstanding September 30, 2010	1,655,462	$0.50	7.38	$346,725
Vested during the Period	384,338	$0.50	7.38	$80,587
Total vested at September 30, 2010	515,462	$0.50	7.67	$109,801
* All vested options are currently exercisable

Total nonvested awards that are not yet recognized as compensation cost have a value of $198,705 and are expected to be recognized over a weighted-average period of 2.9 years.

NOTE 5: Income Tax

The Company accounts for income taxes under FASB ACS 740, "Income Taxes" ("ACS 740"). ACS 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ACS 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the net operating loss carryforward has been fully offset by a valuation allowance.

The Company has a net operating loss carry forward for tax purposes totaling approximately $ 1,889,788 at September 30, 2010. The net operating loss carries forward for income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, through 2028 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

	September 30	December 31
	2010	2009
Tax benefit of net operating loss carryforward	$661,426	$389,457

Valuation allowance	(661,426)	(389,457)
Net deferred tax asset recorded	$-	$-

NOTE 6: Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception was $2,193,432, working capital deficit of $421,583 and stockholders’ equity deficit of $ 641,260 as of September 30, 2010.

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

 NOTE 7: Commitment and contingencies

On March 12, 2010 the Company extended its office space lease for its headquarters operation from Regus for an additional year, through June 30, 2011, at a minimum monthly rent of $ 1,000, starting July 1, 2010. The minimum full year rental commitment from July 1, 2010 to June 30, 2011 is $ 12,000.

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

NOTE 10: Reserve Equity Financing Agreement

On September 28, 2010 the Company entered into a Reserve Equity Financing Agreement (the “Financing Agreement”) with AGS Capital Group, LLC a New York based limited liability company (the “Investor”). Pursuant to the Financing Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $5,000,000 of the Company’s common stock, over a period of 36 months commencing on the first trading day following the effectiveness of the registration statement on Form S-1, registering the resale of shares purchased by the Investor pursuant to the Financing Agreement (the “Equity Line”).

In connection with the preparation of the Financing Agreement, the Company paid Investor a due diligence document and preparation fee of 22,000 shares of restricted common stock on September 13, 2010.

NOTE 11: Material Subsequent Events (unaudited)

On October 20, 2010 the Company issued 241,546 shares of Common Stock as payment for committing to the Reserve Equity Financing Agreement.

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

All activity through September 30, 2010 relates to the Company’s formation and initial research and development.

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

Prior to the Forward Split, there were 1,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding, all held by Dr. Alexander Gak, our President and Director. Upon the effectiveness of the Forward Split as of May 16, 2008, there became 20,000,000 shares of the Company’s Common Stock issued and outstanding, all held by Dr. Gak. Currently, there are 23,704,932 shares of the Company’s common stock issued and outstanding to approximately 93 shareholders of record as of the date of this filing.

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

Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with Section 2 of the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome 50% in shares of its common stock, and 50% in cash. Extranome has received 30,000 for each month since November 2008 as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation, and to date has received 690,000 shares of BAETA Corp. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception is $2,193,432. As of September 30, 2010, the Company has total liabilities of $952,922 compared to total assets of $311,66  limited cash on hand in the amount of $23,678, and stockholders’ deficit of ($641,260).

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

Results of Operations at September 30, 2010 compared to December 31, 2009

Assets. Our total assets were $311,662 at September 30, 2010 compared to $232,047 as of December 31, 2009 primarily as a result of the acquisition of property, the development of our Software Asset, addition of some inventory, and a small increase in cash.

Liabilities. Our total liabilities were $952,922 at September 30, 2010 compared to $610,366 at December 31, 2009. This increase was primarily due to an increase in Accounts Payable to Extranome (Related Party), a small decrease in Accounts Payable, an increase in Shareholder Notes and Advances, and the addition of two Convertible Notes.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($641,260) at September 30, 2010 compared to ($378,328) at December 31, 2009. This increase in deficit was primarily due to continuing losses offset some by additional paid in capital, but primarily funded by Liabilities.

Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues. Our revenues were $0 for the three months ended September 30, 2010, compared with $0 for the three months ended September 30, 2009.

Research & Development expenses. Research & Development costs were $90,000 for the three months ended September 30, 2010, compared to $0 for the three months ended September 30, 2009. The increase in research & development costs for this time period is attributed to research into two new products, which are extensions of the My Pain Away product line.

Sales & Marketing expenses. Sales & Marketing costs were $59,440 for the three months ended September 30, 2010, compared to $40,463 for the three months ended September 30, 2009. The increase in sales & marketing costs for this time period is attributed to increasing marketing efforts related to company products.

General & Administrative Personnel expenses. General & Administrative Personnel Expenses were $108,660 for the three months ended September 30, 2010, compared to $158,403 for the three months ended September 30, 2009. The decrease in General & Administrative Personnel Expenses for this time period is attributed to a shift in resources towards Research & Development.

Professional Service Fees expenses. Professional Services Fees were $16,755 for the three months ended September 30, 2010, compared to $10,927 for the three months ended September 30, 2009. The increase in Professional Service Fees for this time period is attributed to increased legal costs, offset by slightly decreased accounting fees.

Other miscellaneous operating expenses. Other miscellaneous operating expenses were $6,079 for the three months ended September 30, 2010, compared to $8,176 for the three months ended September 30, 2009. The decrease in Other miscellaneous operating expenses for this time period is attributed to a decrease in FDA application fees from $2,105 to $0.

Net Loss. We had a net loss of ($249,955) for the three months ended September 30, 2010, compared to a net loss of ($223,386) for the three months ended September 30, 2009. This increase in net loss is due primarily to an increase in Research & Development and Sales & Marketing Expenses.

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues. Our revenues were $0 for the nine months ended September 30, 2010, compared with $9,003 for the nine months ended September 30, 2009. The decrease is attributable to no customer purchases placed nor delivered during the nine months ended September 30, 2010.

Research & Development expenses. Research & Development costs were $201,000 for the nine months ended September 30, 2010, compared to $0 for the nine months ended September 30, 2009. The increase in research & development costs for this time period is attributed to research into two new products, which are extensions of the My Pain Away product line.

Sales & Marketing expenses. Sales & Marketing costs were $172,414 for the nine months ended September 30, 2010, compared to $91,108 for the nine months ended September 30, 2009. The increase in sales & marketing costs for this time period is attributed to increasing marketing efforts related to company products.

General & Administrative Personnel expenses. General & Administrative Personnel Expenses were $364,461 for the nine months ended September 30, 2010, compared to $364,122 for the nine months ended September 30, 2009. General & Administrative Personnel Expenses for this time period were essentially unchanged.

Professional Service Fees expenses. Professional Services Fees were $65,313 for the nine months ended September 30, 2010, compared to $33,036 for the nine months ended September 30, 2009. The increase in Professional Service Fees for this time period is attributed to increased legal costs, offset by decreased accounting fees.

Other miscellaneous operating expenses. Other miscellaneous operating expenses were $36,203 for the nine months ended September 30, 2010, compared to $37,825 for the nine months ended September 30, 2009. The small decrease in Other miscellaneous operating expenses for this time period is attributed to a decrease in trademark and patent fees from $22,195 to $2,464, offset by a new Directors & Officers Insurance policy, filing fees associated with delivering stock certificates, as well as a slight increase in most other general business expenses.

Net Loss. We had a net loss of $831,053 for the nine months ended September 30, 2010, compared to a net loss of $527,464 for the nine months ended September 30, 2009. This increase in net loss is due primarily to an increase in Research & Development, Sales & Marketing Expenses,  and Professional Service Fees.

Liquidity and Capital Resources; Going Concern

Cash Balance. At September 30, 2010, we had $23,678 cash on-hand and our stockholder’s deficit was ($641,260), and there is substantial doubt as our ability to continue as a going concern. We anticipate incurring losses in the near future. We do not have an established source of revenue sufficient to cover our operating costs in the next 12 months. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported accurately, completely, and within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Due to limited funding and cash on hand, we have not been able to implement any of the above-mentioned remedies to cure our existing weaknesses. Contingent upon our ability to raise financing and generate revenue in the short term, we anticipate that these corrective initiatives will be at least partially, if not fully, implemented by December 31, 2011.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On June 22, 2010, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, to the investor for an aggregate of $5,000.

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

On June 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract (Exhibit 10.12) between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

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

On June 29, 2010, the Company purchased 304,000 shares of its outstanding common stock from Douglas A. Rogers. The entirety of the 304,000 shares were then designated as treasury stock, and subsequently retired. Upon retirement, 304,000 of these shares were applied back to the Company’s authorized but unissued common stock.

On July 12, 2010, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 40,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, to the investor for an aggregate of $10,000.

On July 12, 2010, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, to the investor for an aggregate of $5,000.

On July 14, 2010, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 50,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to the investor for an aggregate of $25,000.

On July 22, 2010, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to the investor for an aggregate of $10,000.

On July 27, 2010, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to the investor for an aggregate of $10,000.

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

On July 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract (Exhibit 10.12) between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

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

On July 29, 2010, the Company issued 3,000 shares of its common stock to Vesta Caldwell. The Company issued the stock in consideration for sales consulting services rendered as the Company’s Product Sales consultant pursuant to an Agreement executed between BAETA Corp. and Ms. Caldwell on August 16, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On August 9, 2010, pursuant to an Agreement dated July 14, 2010, Dr. Alexander Gak and Mr. Leonid Pushkantser entered into a Private Securities Purchase Agreement, whereby Dr. Gak sold 4,000,000 shares of his personal holdings and ownership in BAETA Corp., and 20 Shares of his personal holdings and ownership of Series A Preferred Stock, to Mr. Pushkantser in consideration of one dollar ($1.00). The Company was not a party to this transaction, and therefore did not issue any securities in connection with this transaction. (Transfer Agent) Please reflect this transaction on the certified shareholders list of the Company.

On August 29, 2010, the Company issued 8,925 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On August 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

On August 29, 2010, the Company issued 8,334 shares of Common Stock to Boris Mordkovich MD. The Company issued the stock in consideration for product development services, in accordance with the August 2009 consulting agreement between BAETA Corp. and Boris Mordkovich MD, and issued upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On August 29, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On August 29, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On August 29, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On August 29, 2010, the Company issued 1,100 shares of its common stock to Vesta Caldwell. The Company issued the stock in consideration for sales consulting services rendered as the Company’s Product Sales consultant pursuant to an Agreement executed between BAETA Corp. and Ms. Caldwell on August 16, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On September 13, 2010, the Company issued 22,000 shares of its common stock to AGS Capital Group, LLC. The Company issued the stock in consideration for due diligence and document preparation fees in connection with that certain Reserve Equity Financing Agreement dated September 28, 2010, between the Company and AGS Capital Group, LLC, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On September 28, 2010, the Company issued 8,925 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On September 28, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract (Exhibit 10.12) between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

On September 28, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On September 28, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On September 28, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On September 28, 2010, the Company issued 1,100 shares of its common stock to Vesta Caldwell. The Company issued the stock in consideration for sales consulting services rendered as the Company’s Product Sales consultant pursuant to an Agreement executed between BAETA Corp. and Ms. Caldwell on August 16, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On October 28, 2010, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, to the investor for an aggregate of $5,000.

On October 29, 2010, the Company issued 9,950 shares of its common stock to Dr. Anroy Ottley. The Company issued the stock in consideration for consulting services rendered to the Company for clinical research services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On October 29, 2010, the Company issued 7,825 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On October 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract (Exhibit 10.12) between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

On October 29, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On October 29, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On October 29, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On October 29, 2010, the Company issued 1,100 shares of its common stock to Vesta Caldwell. The Company issued the stock in consideration for sales consulting services rendered as the Company’s Product Sales consultant pursuant to an Agreement executed between BAETA Corp. and Ms. Caldwell on August 16, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On October 29, 2010, the Company issued 3,300 shares of its common stock to Joel Shu. The Company issued the stock in consideration for consulting services rendered to the Company for clinical research services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On October 29, 2010, the Company issued 2,900 shares of its common stock to Arthur Chester Stowe. The Company issued the stock in consideration for consulting services rendered to the Company for clinical research services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On October 29, 2010, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 10,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to the investor for an aggregate of $5,000.

On November 2, 2010, the Company issued 241,546 shares of its common stock to AGS Capital Group, LLC. The Company issued the stock pursuant to Section 12.4 of the Reserve Equity Financing Agreement dated September 28, 2010, between the Company and AGS Capital Group, LLC, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On November 4, 2010, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 200,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to the investor for an aggregate of $100,000.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

None.

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

Dated: November 12, 2010

BAETA Corp.

/s/ LEONID PUSHKANTSER
Leonid Pushkantser
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JEFF BURKLAND
Jeff Burkland
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)