Form 10-K
period 2010-12-31
BAETA CORP
filed 2011-04-01
CIK 1439636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-154243

BAETA CORP.
(Exact name of registrant as specified in its charter)

New Jersey	26-0722186
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

1 Bridge Plaza
Second Floor, Suite 275
Fort Lee, New Jersey 07024
 (Address of principal executive offices)

Issuer’s telephone number:	(201) 471-0988
Issuer’s facsimile number:	(201) 471-0988

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Joseph M. Patricola, Esq.
The Courts of Red Bank
130 Maple Avenue, Suite 9B2
Red Bank, New Jersey 07701
 (732) 530-9007
www.SourlisLaw.com
JoePatricola@SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

As of March 31, 2011, there were 24,175,686 shares of Common Stock issued and outstanding. Due to sporadic trading of the Company’s common stock on the OTC Bulletin Board as of the date of this Report, it is difficult to discern the aggregate market value of the Company’s common stock held by non-affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of March 31, 2011, there were 24,175,686 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

CERTIFICATIONS

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

Our Company, BAETA Corp. (“BAETA,” the “Company,” “we,” “us” and similar terms), designs and markets products for the monitoring, reporting, and recording of pain and other health related issues for the hospital and outpatient/consumer settings. BAETA’s current line of products consists of monitoring systems known as MyHealthTrends™ For Pain, MyHealthTrends™ For Weight Control, & MyHealthTrends™ For Smoking Cessation, each marketed as a consumer product. Additionally, we are developing MyPillsOntime™, an automatic medication reminder/dispenser system for consumer market, and MyHealthID™, a patient controlled and managed online repository for personal medical records, as well as a commercial version of MyHealthTrends™ For Pain, for use in the hospital and healthcare facility market. These products are being developed for market in the fiscal year 2011, contingent upon our ability to obtain the requisite financing needed to complete such development.

Summary Financial Information:

The table below summarizes:

•	The audited financial statements of BAETA Corp. for the fiscal year ended December 31, 2010; and
•	The audited financial statements of BAETA Corp. for the fiscal year ended December 31, 2009;

Balance Sheet Summary:

	At December 31, 2010	At December 31, 2009
	(Taken from the Audited Financial Statements*)	(Taken from the Audited Financial Statements*)
Balance Sheet
Cash and Cash Equivalents	$16,600	$3,189
Total Assets	$341,483	$232,037
Total Liabilities	$1,052,684	$610,366
Total Stockholders’ Deficit	$(711,201)	$(378,328)
* The auditors did not audit the contents of this table.

Statement of Operations Summary:

	For the Fiscal Year Ended December 31, 2010*	For the Fiscal Year Ended December 31, 2009	For the Period August 14, 2007 (Inception) to December 31, 2010
	(Taken from the Audited Financial Statements*)	(Taken from the Audited Financial Statements*)	(Audited)
Statement of Operations:
Revenue	47	$9,003	$9,121
Net Loss	$(1,403,700)	$(802,649)	$(2,766,078)
Net Loss Per Share of Common Stock , basic and diluted	(0.06)	$(0.04)	—
* The auditors did not audit the contents of this table.

Going Concern

In our auditor’s report included in their audited financial statements for fiscal years ended December 31, 2010 and 2009 respectively, WT Uniack & Co. has expressed substantial doubt as to our ability to continue as a going concern.

PRINCIPAL EXECUTIVE OFFICES

Our principal executive offices are located at 1 Bridge Plaza, 2nd Floor, Suite 275, Fort Lee, NJ 07024. Our telephone number is (201) 471-0988.

General:

We are a medical technology company that develops and manufactures advanced products within the global vital signs monitoring industry. Our flagship product is a patent-pending pain management and assessment product targeted for the estimated 25 million chronic pain sufferers in the United States. Management successfully launched the product, called “MyHealthTrends™ For Pain” and its interactive customer website during the fourth quarter of 2008. Since the launching of MyHealthTrends™ For Pain, we have brought to market related products MyHealthTrends™ For Weight Control, & MyHealthTrends™ For Smoking Cessation, each marketed as a consumer product. Since inception, we have focused our operations towards the development and marketing of our products and the development of our corporate infrastructure, and have not generated any substantial revenue.

Generally, we design and currently have in development several lines of products for the monitoring, reporting, and recording of pain and other health related products for the hospital and outpatient, and consumer settings. BAETA’s current line of products consists of monitoring systems known as MyHealthTrends™ For Pain, MyHealthTrends™ For Weight Control, & MyHealthTrends™ For Smoking Cessation, each marketed as a consumer product. Additionally, the Company is developing MyPillsOntime™, an automatic medication reminder/dispenser system for consumer market, and MyHealthID, a patient controlled and managed online repository for personal medical records that we are working to bring to market.

Organizational History:

Our Company was incorporated in the State of New Jersey on August 14, 2007. On April 18, 2008, our shareholders approved an amendment to our Certificate of Incorporation so that, as amended: (a) our authorized capital stock was increased so that the authorized number of common shares was increased from 1,000 shares to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The amendment also gave our Board of Directors the right to establish one or more series of preferred stock in such amounts and with such rights, privileges, and preferences as our Board of Directors may, from to time, determine.

On April 18, 2008, our Board of Directors approved the designation of 100 shares of our preferred stock as Series A Preferred Stock (the “Series A Preferred Shares”) and authorized our officers to file a Certificate of Designation for the Series A Preferred Shares, which occurred on June 23, 2008. The Series A Preferred Stock vote with our Common Stock as a single class and have 80% of the voting power of the aggregate number of shares voted. The 100 shares of Series A Preferred Shares are held by Dr. Alexander Gak (holding 80 shares), our President and Chairman, and Mr., Leonid Pushkantser (holding 20 shares), our Chief Executive Officer and Director.

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

On February 8, 2010, our Board of Directors and majority shareholders approved the filing of an Amendment to our Certificate of Incorporation with the State of New Jersey to increase the authorized number of common stock from 100,000,000 to 150,000,000. This Amendment to the Certificate of Incorporation was filed on February 9, 2010.

Objectives:

Our Company, BAETA Corp. is a development stage medical technology company. Our mission is to develop and commercialize products related to our data collection and reporting proprietary technologies. Currently, the Company focuses on our product lines relating to pain monitoring, online software (medical record) repositories, and devices that assist patients to take their correct dosage of medication on time and correctly. Our flagship product is our patent-pending consumer monitoring system called MyHealthTrends™, of which we market the products MyHealthTrends™ For Pain, MyHealthTrends™ For Weight Control, & MyHealthTrends™ For Smoking Cessation.

Our objective is to successfully commercialize such technologies by offering several lines of products for consumers and for hospitals and other healthcare institutions.

Our immediate focus is to successfully market our pain monitoring system MyHealthTrends™ For Pain. Despite increased emphasis on pain management across the board, we believe the U.S. Health Care System has failed to significantly improve pain management to date. We believe that pain is still grossly under-treated in the medical profession and that the main reason for this failure is the fact that patients still lack effective tools to communicate their pain to health care providers. A patient's pain is a subjective, individual feeling and cannot be felt to the same degree by the doctor. Empathy of the doctor is the driving force of the pain management process today. The doctor assesses the degree of patient’s distress subjectively, and then implements the minimally effective regimen in fear of possible side effects.

We intend to enter the marketplace with a line of products to allow shifting control of pain management processes from the doctor to the patient.

Through use of our pain monitoring and recording products, patients become vocal advocates of their own pain management, voicing their opinion in the form of hard data that is easy to monitor, store, report, print, and evaluate.

Business Development

Our current core business focus is on development and commercialization of monitoring technologies related to pain management and recordation, smoking cessation, and weight control. The Company plans to expand into other vital sign monitoring technologies that complement the core business. This list currently includes pulse oximetry, EKG, blood pressure, cardiac output, carbon dioxide, and body temperature. The non-core business focuses on adapting core technologies to the consumer market. Our business includes design, development, manufacturing, and marketing of consumer products that embody BAETA’s proprietary technologies.

Since our inception, we have achieved the following milestones:

1.	August 2007:
-	BAETA Corp. is incorporated
-	Key Pain Monitoring Intellectual Property secured

2.	September 2007:
-	Development of proof of concept for MyPainAway™ Pain Tracking System (later renamed to MyHealthTrends™ For Pain) commenced

3.	November 2007:
-	Hardware and software engineering solutions for MyPainAway™ Pain Tracking System (later renamed to MyHealthTrends™ For Pain) delivered

4.	December 2007:
-	Advertising solution for MyPainAway™ (later renamed to MyHealthTrends™ For Pain) Internet Portal negotiated

5.	January 2008:
-	MyPainAway™ (later renamed to MyHealthTrends™ For Pain) Internet Gateway and Windows Application delivered

6.	February 2008:
-	MyPainAway™ (later renamed to MyHealthTrends™ For Pain) Internet Portal v1.0 delivered

7.	March 2008:
-	Manufacturing solution for MyPainAway™ (later renamed to MyHealthTrends™ For Pain) device delivered.

-	Securities Attorney and Investment Banking services retained for direct registration of securities

8.	May 2008:
-	Intellectual property secured for Automated Pill Reminding and Dispensing System.

9.	June 2008:
-	Design and development of MyPillsOnTime™ Pill Reminder and Dispenser started.

Products and Services

I. MyHealthTrends™:

MyHealthTrends™ For Pain

Product Overview:

MyHealthTrends™ For Pain, a handheld consumer device, allows patients and sufferers of chronic and acute pain, to track real-time pain onset, breakthrough and therapeutic pain intervention responses through a handheld device. The data collected by the MyHealthTrends™ For Pain device is transmitted by the patient, via standard USB connection, to their personal computer. The patient then sends the data to their medical practitioner. The online system displays daily graphs and charts that clearly display the onset and severity of the patient’s pain, as well as the duration of the sensations of pain, and most importantly, the efficacy of the doctor’s chosen regimen of therapeutic and/or pharmaceutical intervention. The data allows medical practitioners to clearly understand the efficacy of chosen treatment plans, while also helping to quantify and track pain management protocols. MyHealthTrends™ For Pain gives both patient and physician a clear visual representation of the benefit of a given treatment regimen, that can be analyzed and modified, based upon the patient’s response to various treatments.

We developed the final version of its prototype, validated the technology and its functionality and have contracted with manufacturers for the production of the MyHealthTrends™ For Pain device. We initially anticipated that it would require approximately $100,000 in additional development capital to manufacture the initial run of MyHealthTrends™ For Pain devices and initiate market testing of the product.

MyHealthTrends™ For Pain Specifications:

MyHealthTrends™ For Pain is an individual pain reporting system designed to produce high fidelity representation of temporal evolution of patients’ pain. Seeing the picture of daily pain dynamics allows a physician to identify breakthrough pain episodes, determine analgesic requirements, and prescribe the appropriate regimen with confidence. Pain reports serve as hard evidence of a patient's pain and as helpful aid in doctor’s decision making.

MyHealthTrends™ For Pain allows a patient to record changes in painful distress through a hand-held counter, upload the data to the personal computer through a USB connection, synchronize the data with the Internet Account, view and print Pain Reports Online or Offline.

Additionally, MyHealthTrends™ For Pain allows a health care practitioner to view changes in patients' painful distress through printed Pain Reports. The practitioner may also establish an Online Account to create a Census of patients, add multiple patients to the Census, view and print Pain Reports for selected patients Online or Offline.

Because it is a patient-driven service, MyHealthTrends™ For Pain is offered as a consumer product, not as a medical device. The product is neither a therapeutic device nor a diagnostic device that measures physiologic parameters therefore we are of the opinion that it does not require FDA approval.

Components:

MyHealthTrends™ Pain Button:

The Pain Button is a hand-held counter capable of acquiring patient data, storing it in self-contained memory, and uploading it to a personal computer/ Internet through a USB connection. MyHealthTrends™ Pain Button will be offered in several ergonomically designed embodiments as well as in combination with a medication dispensing case.

MyHealthTrends™ For Pain Stand Alone Windows Application and Internet Gateway:

This component is designed to allow communication between MyHealthTrends™ Pain Button and the Internet via USB port. It is also designed to support data management.

MyHealthTrends™ For Pain Internet Portal:

The Internet Portal consists of two specifically designated areas for Patients and Practitioners:

“Patient's Area” supports the following capabilities:

1. Report Viewing and Printing – patients are able to view and print Daily, Weekly, and Monthly Pain Reports:

2. Profile Management. Patients are able to modify access and personal information:

3. Device Management.

Patients are able to view device registration status, battery power, download software updates.

4. Ask a Question.

We intend to develop and offer a service where patients would be able to ask affiliated doctors questions regarding their pain management. Upon receipt of the questions, it is contemplated that a doctor on-call would provide medical advice within 24 hours.

Additionally, the Patient Area of MyHealthTrends™ For Pain Internet Portal will provide access to pain resources, the list of registered practitioners, and community tools.

Practitioner's Area supports the following capabilities:

1.	Viewing and printing Pain Reports.
2.	Creating a Census.
3.
Addition of new patients to Census. (In compliance with HIPAA regulations, addition of new patients to Census requires insertion of the patient's Pain Button into the practitioner's computer USB port. Such action constitutes Consent to accessing private information).

4.	Deleting a patient from Census.

Hospital-based Pain Monitoring System:

The hospital-based pain monitoring system will allow hospital patients to project the degree of their painful distress to the health care team in real time. It will alert the health care team to the need of a pain management intervention.

The monitoring system will incorporate all technological elements developed for MyHealthTrends™ For Pain. Data acquisition device will be a modification of MyHealthTrends™ Pain Button. Data processing, storage and reporting solutions are already in place as integral parts of MyHealthTrends™ For Pain product. Data transmission will be accomplished using existing wireless data transmission protocols.

Development of the hospital-based pain monitoring system is projected to start in the Fourth Quarter of 2011. The Company originally planned to commence development of the hospital-based pain monitoring system in the Fourth Quarter of 2008, however due to a lack of cash on hand and a lack of revenues to date, Management has decided to delay this developmental project until the Fourth Quarter of 2011 so it can focus on the Company’s current line of products, including each of the MyHealthTrends™ consumer devices.

MyHealthTrends™ For Weight Control:

Using the core proprietary technology as stated above for MyHealthTrends™ For Pain, with the click of a button, MyHealthTrends™ for Weight Control helps the user "Tame Your Food Crave" by empowering the user to record and understand hunger and food impulses.

Developed by Dr. Alexander Gak MD, a licensed physician, the "Crave Button" acts as a circuit breaker enabling the user to redirect their respective energy, retain composure, and master food cravings.

Benefits:

The "Crave Button" enables individuals to:

•	Immediately divert energies when the user experiences a food craving by pressing a single button;
•	Documents and charts the user’s craving trends—including time of day and how frequently a crave occurs.

The user can use the charts revealing craving trends to:

•	Adjust user’s eating patterns
•	Understand the impact of dietary changes or exercise
•	Gain control over user’s weight

Most importantly, you can share your craving charts with your weight control advisor or healthcare professional.

Users carry a small yet stylish hand-held device.

•	When a craving is experienced, you press the button once and your craving is recorded within the device.
•	When you avoid eating, you press the button twice so you can learn how to better control your cravings.

Periodically you plug the device to your computer's USB port where the data is downloaded and stored within MyHealthTrends secure, remote database. You can then graphically view your craving history online, print the charts, or electronically share the results with your weight control advisor, family members, or healthcare professionals.

Craving Scores:

To enable users, counselors, and healthcare professionals to quickly understand the pervasiveness of cravings, MyHealthTrends™ For Weight Control calculates a Craving Score, which is the percent of time the user is affected by cravings.

The underlying proprietary, patent-pending algorithm employs the concept of exponential decay to calculate the total time a user senses cravings. Additionally, compliance rates, or the percent of time you successfully were able to avoid eating, is also reported.

Craving Scores are easily compared and trended over time, providing a unique tool to understand changes in craving levels experienced by the user.

Detailed Diagnostic Information:

Healthcare professionals can indicate the type of diagnostic information the user is to provide for each recorded craving. Then, in a single sitting, the user can quickly and easily enter the information providing greater insights for the healthcare professional.

End Users:

MyHealthTrends for Weight Control is ideal for individuals who want to:

•	Lose weight
•	Avoid eating specific types of food
•	Gain greater insights to your eating impulses

MyHealthTrends for Weight Control is ideal to help you win control over:

•	Cake
•	Chocolate
•	Donuts
•	Ice Cream
•	Hamburgers and French Fries
•	Potato Chips
•	Pizza
•	Other savory foods

MyHealthTrends™ For Smoking Cessation:

Using the core proprietary technology as stated above for MyHealthTrends™ For Pain and MyHealthTrends™ for Weight Control, with the click of a button, MyHealthTrends™ for Smoking Cessation helps the user "Tame Their Smoking Crave" by empowering them to record and understand cigarette and nicotine impulses whenever and wherever they are, helping to eliminate the habit.

Developed by Dr. Alexander Gak, MD, a licensed medical doctor, the "Crave Button" acts as a circuit breaker enabling the user to redirect energy, retain composure, and master smoking cravings.

Benefits:

The "Crave Button" enables individuals to:

•	Immediately divert your energies when you experience a craving to smoke
•	See your craving trends—including time of day and how frequently you crave cigarettes

Users can use the charts revealing craving trends to help adjust smoking, eating, stress, and behavior patterns, all of which tend to be interrelated.

Most importantly, user can optionally share craving charts with family members and healthcare professionals.

Process: As Easy as 1, 2, 3:

1. Users carry a small yet stylish hand-held device with them. When a craving is experienced, you press the button and your craving is recorded within the device.

2. Periodically users plug the device to their computer's USB port where the data is downloaded and stored within the MyHealthTrends™ For Smoking Cessation secure, remote database.

3. Users can then graphically view craving history online, print the charts, or electronically share the results with family members, supporters, or healthcare professionals.

Craving Score:

To enable users, counselors, and healthcare professionals to quickly understand the pervasiveness of cravings, MyHealthTrends™ For Smoking Cessation calculates a Craving Score, the percent of time the user is affected by cravings.

The underlying proprietary, patent-pending algorithm employs the concept of exponential decay to calculate the total time a user senses cravings.

Craving Scores are easily compared and trended over time, providing a unique tool to understand changes in craving levels experienced by the user.

Users:

MyHealthTrends™ For Smoking Cessation is ideal for individuals who want to finally gain control of their smoking and defeat the deadly habit.

MyHealthTrends for Smoking Cessation is ideal to help users win control over:

•	Cigarettes
•	Cigars
•	"Snuff," "Dipping" Tobacco, or Oral Tobacco
•	Other nicotine products

II. MyPillsOnTime™ Automatic Medication Reminder Dispenser:

We intend to launch and market this product for sale at a timing that is dependent upon our ability to raise sufficient capital. The MyPillsOnTime™ Automatic Medication Reminder Dispenser system is designed to address the central problem of oral medication therapy, namely, how to maintain therapeutic blood level of a prescribed medication. Leveraging the technology developed for MyHealthTrends™ line of products, the Company is able to introduce a portable device that allows dispensing of multiple medication doses at the pre-programmed times. The system also allows for communication between the personal computer user interface, where the drug regimen is programmed, the device docking station, where medication storage and refill take place, and the portable device, where daily drug regimen is stored and dispensed.

This Reminder Dispenser will be offered in three versions targeting major consumer segments:

MyPillsOnTime LIFESAVER – entry level model with manual re-fill and automated reminding and dispensing capabilities. Estimated MSRP $299.00.

MyPillsOnTime MASTER – mid-level model with automated re-fill and automated reminding and dispensing capabilities. Estimated MSRP $599.00.

MyPillsOnTime FUTURO – high-end model with advanced design and elevated user experience.
Estimated MSRP $799.00.

The portable device is equipped with audio and visual alarms that prompt the patient to take an appropriate dose at the appropriate time. Once the daily regimen is completed, the device is inserted into the docking station for automatic refill.

MyPillsOnTime Internet Portal

The Internet Portal supports the following functions:

•	Programming medication regimen:

•	Requesting refill prescriptions:

•	Drug safety information:
Additionally, patients are able to view compliance reports and share the reports with their physicians.

III. MyHealthID™ Medical Records System:

On September 15, 2008, the BAETA management authorized the exclusive acquisition and license of MyHealthID™ Medical Records System from Extranome, Inc., a New Jersey corporation (“Extranome”). At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak, our President and Chairman. MyHealthID™ is an innovative solution that shifts the paradigm for access to medical records from the doctor's office to a patient-controlled online repository.

We intend to launch and market this product for sale in late 2011, dependent upon our ability to raise sufficient capital. Leveraging the latest electronic document management, security, and online technology, MyHealthID™ enables doctors to upload patient-requested medical records into their online portal. Patients can then provide selective access to individual documents to other doctors and healthcare practitioners.

MyHealthID™ enables key patient-driven medical records management. Patients using MyHealthID™ can perform the following:

•	Obtain and manage copies of their medical records - ensuring availability for new doctors and in emergency medical situations.
•	Electronically request their files - eliminating the need for physical visits to the doctor’s office or written and mailed/faxed letters.
•	Review and maintain a centralized repository of all medical records across all doctors, specialists, and healthcare providers.
•	Manage and provide selective access to files to other doctors, healthcare providers, or family members - speeding information delivery and healthcare management.

Upon establishing the account, patient’s identity is confirmed through a credit card-based verification. Once authenticated, the patient is free to request documents from their healthcare providers.

Patient requests are electronically initiated from MyHealthID™ directly to the provider's office. Upon receiving the request, the healthcare provider's administrative staff uploads the requested documents (images, faxes, .pdf, MS Word documents, etc.) into the patient’s secure repository. Once received, the patient is notified, who in turn, can review and optionally provide access to other healthcare providers.

MyHealthID™ can be used by anyone who interacts with a healthcare professional - enabling the patient to maintain their medical history and provide direct access to authorized healthcare providers.

BAETA Corp. acquired MyHealthID™ for no cash or equity consideration, due to the prototypical nature of the system’s current development. Instead, BAETA intends to commit additional development dollars to bring the MyHealthID™ Medical records System to economic and commercial viability through further investment into its development and market roll-out.

Under the terms of the Exclusive Software Agreement with the seller, Extranome, Inc., Extranome will receive perpetual royalties of 49% of net advertising revenues generated by the MyHealthID™ Medical Records System. Although management believes that this royalty is high, it further believes that the synergy that the software offers with MyPillsOnTime™ and MyHealthTrends™ For Pain is invaluable. Further, management has established an agreement that does not dilute its shareholders, nor negatively impacts its cash position, in exchange for an asset that it believes will significantly enhance BAETA’s overall market position and terminal value over time.

Management believes that MyHealthID™ is not only a key synergistic fit to fully enabling the functionality and value proposition of its core products and services, but also believes that it can become an integral component to the Company’s financial plan and future financial success. The Company believes that the nature of the MyHealthID™ Medical Records System can generate strong revenues from both consumer and potentially institutional subscription, but also from corporate advertising applied to the user interface (UI). The Company intends to seek to exploit the corporate advertising market at the earliest possible time that functioning prototypes or “beta” versions of the system become available for presentation, and well in advance of commercial release. Management hopes to offset the cost of final development and commercial launch through the sales of corporate advertisements, but anticipates the possibility that BAETA may need to source capital specifically for this purpose, if it cannot engage any early adopters to advertise at any significant level prior to initial launch. If no separate capital is available for this purpose, and assuming that it is indeed necessary, BAETA will allocate operating resources and capital, when and if it is available to achieve its objective and launch the system commercially.

Exclusive Software Agreement:

On September 16, 2008, Dr. Alexander Gak, our Chairman and President, and Extranome, Inc., a New Jersey corporation entered into an Exclusive Software Agreement (the “Agreement”). Pursuant the Agreement, Extranome sold to Baeta Corp. all commercial rights to its software entitled MyHealthID™ Medical Records Systems for a period of twenty-five years, subject to renewal. Pursuant to the Agreement, the Company agreed to pay Extranome $0.00 upfront, and in perpetuity approximately forty-nine percent of all net revenues generated from advertising by MyHealthID. Our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome, Inc., a New Jersey corporation.

Software Development Agreement with Extranome, Inc.

On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc. At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak, our President and Chairman.

Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with Section 2 of the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome 50% in shares of its common stock, and 50% in cash. Extranome has received 30,000 shares of common stock for each month since November 2008 as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation, and as of the date of this Report, has received 840,000 shares of BAETA Corp. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash.

As of January 1, 2011, Extranome had received approximately $149,000 in cash and 750,000 shares of Common Stock of BAETA Corp. pursuant to the Software Development Agreement. As of March 31, 2011, Extranome had received approximately $149,000 in cash and 840,000 shares of Common Stock in BAETA Corp. As of March 31, 2011, BAETA owes approximately $264,000 in cash to Extranome, and $15,000 worth of common stock, which has been classified as an accounts payable on the Company’s financial statements. Due to the fact that Dr. Gak owns 100% of Extranome, the payment arrangement between Extranome and BAETA Corp. is required to be reported as executive compensation with respect to Dr. Gak.

Cohesive Product Synergy:

Our consumer products synergize around core values that support a total care value proposition to patients and practitioners. We believe that the MyHealthTrends™ line of products, MyPillsOnTime™ and MyHealthID™, although uniquely delivered, together offer a cohesive care package that starts with patient-driven data collection via the MyHealthTrends™ hand-held monitoring device. Practitioners and patients will work together to analyze the data collected over time and to develop and modify therapeutic regiments based upon the historical data collected.

Once the practitioner selects an appropriate therapeutic regiment, the system and its software integrated into MyPillsOnTime™ ensures that the patient is always able to comply with the prescribed therapeutic regiment. It also allows the medical practitioner the ability to modify the therapeutic regiment in real-time, as opposed to waiting until a prescription is “used up” by the patient over a long period of time, and the patient returns to the practitioner for a follow up. This process can take 3-6 months. BAETA’s solution allows practitioner and patient to modify and address the efficacy a given therapeutic regiment in real-time. The pill-dispensing unit automates the therapeutic delivery to avoid confusion and help to ensure patient compliance.

Finally, MyHealthID™ captures ongoing medical records, so there is a reliable, accessible and entirely portable detailed history of medical care that can be used by primary care practitioners to properly understand and respond to a patient’s ongoing medical requirements.

Plan of Operations:

We anticipate that the Company will require approximately $1,000,000 to $1,500,000 in additional capital to execute our current 12-month plan of operations; including but not necessarily limited to expenses related to the patents pending for its developing products and technology, expansion of infrastructure and physical office space, hiring of key employees and sales and administrative and executive personnel as well as for the registration of its shares and compliance with securities regulations. We do not currently have sufficient capital to meet our needs for the next 12 months, and we are extremely reliant upon future financings to fund our operations.

We anticipate that we will use additional capital to hire sales personnel and administrative and executive personnel at a level consistent with available capital, but aggressively to support initial product sales and market penetration. We further anticipate that our current capital commitments can be sustained for approximately three to six months with no additional infusion of capital. We do not believe that we can sustain or execute our plan of operations, nor bring our proposed products to market without additional capital of approximately $1,000,000 to $1,500,000.

Intellectual Property:

Our intellectual property consists of the following:

1.	MyPainAway brand trademark. Trademark registration filed January 2008.

2.	MyHealthTrends™ For Pain brand trademark. Trademark registration to be filed.

3.	MyHealthTrends™ and MyHealthTrends™ For Pain pain monitoring system integrated hardware and software technology.

4.	Patent pending for “Device, Method and/or System for Monitoring the Condition of a Subject,” docket No U.S. 1488/07, originally submitted July 2007.

5.	Patent pending for “Automatic Reminder and Dispensing Device, System and Method Therefore,” docket No U.S. 1509/08, originally submitted May 2008.

We believe that our patents will be essential in protecting our core technology from competition, but we do not believe that the granting of any patent will have a major impact on our ability to execute our plan of operations. We believe that our market opportunity exists at projected levels regardless of the status of our patent applications.

Market Size and Opportunity:

Management believes that, if pain is to be monitored in one hospital patient, it should be monitored in all hospital patients. Therefore, the market for our pain monitoring technologies consists of all hospitals accredited by The Joint Commission on the Accreditation of Healthcare Organizations (“JCAHO”) in the US (7,000), all freestanding patient care facilities (5,000), all nursing homes (17,000), and multiple healthcare institutions abroad. With the U.S. population standing at approximately 303.4 million and the hospital admission rate at 80/1000, management estimates that there are approximately 24.2 million hospital admissions per year in the US alone. Ultimately, each patient should become the recipient of a pain monitoring device.

The Market for MyHealthTrends™ For Pain is expected to consist of all non-hospital patients concerned with their pain management. This population includes cancer patients, back pain patients, patients with postoperative pain, neuropathic pain, osteoarthritis, fibromyalgia, and refractory migraine.

Because MyHealthTrends™ For Pain has been designed to be a precise tool for identification of breakthrough pain episodes, we believe that it is an ideal Marketing tool for pharmaceutical companies that compete in what management estimates to be the $2 billion Breakthrough Pain Market.

Business Growth Strategies:

Our target markets are the worldwide healthcare consumer market and the worldwide vital signs monitoring market.

Validation. A multi-center, randomized, controlled study is planned to begin upon roll out of the pain monitoring system to support wide acceptance of our product through validation of the pain monitoring technology in a hospital setting.

Advertising. We intend that a focused product awareness program will be the cornerstone of our marketing campaign. Since MyHealthTrends™ For Pain hand-held counter has been developed to target retailers as a branded/non-branded product we'll be able to pass the task of product advertising to retailers. We will leverage retail product advertising with news and events related to the pain monitoring system development and validation.

Sales. MyHealthTrends™ For Pain hand-held counter is expected to be sold through retail and e-retail channels as well as through “special interest” channels such as pharmaceutical companies involved in breakthrough pain market and philanthropic organizations engaged in fighting pain.

Strategic Alliances. We place a major focus on creating and maintaining strategic alliances with industry leaders.

Sales & Marketing Strategy:

We intend to sell our products through major retail chains, online healthcare product companies and similar medical product distribution points. Upon completion of the pilot production, we intend to start product introduction to the identified distribution channels. As of this date, we have contracted for sales and marketing agreements with several sales and marketing consultants. Further, we intend to engage the services of a qualified medical product sales development consultant to develop plans of distribution and marketing, predicated upon the availability of final product specs and demonstration units, as well as capital for initial production, marketing and delivery.

Our sales and marketing strategy and the efforts it has undertaken to market and sell its products is the result of the efforts conducted solely by the Company and our management. We have not received any independent evaluation of our strategy and there can be no assurance that our strategy is an accurate or prudent assessment of the competitive conditions in the institutional equity services marketplace.

Competition:

We face competition from various other medical device and medical monitoring system companies already established in the marketplace. Each of these competitors will likely continue to maintain a senior position the overall market for the foreseeable future. In addition, most of its competitors may have substantially greater financial and managerial resources than the Company. However, management does not believe there are any current commercial competitors offering the same or even similar pain management and pain assessment tools for consumers and healthcare institutions. There are numerous competitors that already sell and market various medication dispensing products that would compete directly with our planned MyPillsOnTime medication dispenser. However, management has developed intellectual property in the form of functionality and design that is seeking to patent, which it believes is a major improvement in terms of current technologies that will offer significant advantage in the marketplace to those already available.

Although the patient monitoring market in the US is crowded by a large number of great companies such as GE Healthcare, HP, Philips, Nihon Kohden, Datascope, Spacelabs and others, we see no competition in the pain monitoring market due to Intellectual Property ownership of key real time painful distress assessment and state of distress assignment algorithms. Our US patent application was filed in July 2007. The International PCT application was filed in May 2008. We believe that we will sustain our competitive advantage for several years into the future by securing our intellectual property worldwide and by aggressively persecuting all identified patent infringement occurrences. Additionally, the company plans to build on the existing competitive advantage by incorporating new features and technologies into the developed platform.

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could seriously damage our business and chances for success.

Sources and availability of raw materials and principle suppliers:

We do not anticipate any potential problems with securing raw materials or product design at competitive pricing levels at the volume required to execute our plan of operations.

Required electronics components are readily available from global components distributors such as Nu Horizons Electronics and from OEM manufacturers such as Microchip, Fairchild Semiconductor, Atmel, and Siemens AG.

We are not aware of any present or anticipated shortages of plastic materials required for product encasing and packaging.

Dependence on one or a few major customers:

Due to the broad nature of our products and services, we do not anticipate the reliance on any one particular customer over any other for sales.

Government Regulation:

Our products do not currently require any government approval such as FDA 510(k) or clinical trials prior to selling and marketing its products.

While our product lines are not currently subject to regulation by the U.S. Food and Drug Administration (“FDA”), there is no guarantee that our products won’t become subject to future regulation. Any future regulation by the FDA or other governmental authority could prove costly, and could potentially have detrimental effects on our ability to conduct operations.

Effect of existing or probable governmental regulation on the business; civil lawsuit risk:

Management is not aware of any current, anticipated or probable governmental regulation that would impact its ability to market and sell its products, execute its plan of operations or present risk of any civil lawsuit.

Planned Strategy of Acquisition:

We intend to seek synergistic acquisitions in the future that management believes add significant value to the Company. We intend to seek to acquire only companies with profitable operations that can accrete to our financial results; and products and technologies that expand its product base in the global vital signs monitoring market.

We do not currently have any planned acquisition targets, nor have we undertaken as of yet, any comprehensive search or analysis of the market to identify any such potential acquisition targets.

Item 1A. Risk Factors

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

Risks Related to Our Business

Our Auditors believe that our Company presents a Going Concern Risk.

In our auditor’s report included in their audited financial statements for fiscal year ended December 31, 2010 and 2009 respectively, WT Uniack & Co. has expressed substantial doubt as to our ability to continue as a going concern.

We are not currently profitable and may not become profitable.

We have incurred significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may not achieve or maintain profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock. At December 31, 2010, we had $16,600 cash on-hand and our stockholder’s deficit was $711,201, and there is substantial doubt as our ability to continue as a going concern.

We are a development stage company and are subject to all of the complications and difficulties associated with new enterprises.

We have a limited history upon which an evaluation of our prospects and future performance can be made. Our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business operation in an emerging industry, and the continued development of advertising, promotions, and a corresponding customer base. There is a possibility that we will continue to sustain large losses in the future, and there are no assurances that we will ever operate profitably.

We are an early-stage medical technology company and while our management believes that it can implement our business plan, attract highly talented personnel and develop a market for its products and services, our plan of operations is subject to changing needs of patients, market conditions and various other factors out of our control. For these and other reasons, the purchase of the Shares should only be made by persons who can afford to lose their entire investment.

Our primary assets consist of intangibles, and there is no assurance that our operations will be successful.

Our primary assets consist of Intellectual Property, concepts, methods and strategies related to MyHealthTrends™ tracking systems, associated online user portals and the MyHealthID and MyPillsOntime pipeline products. Furthermore, we have filed patent applications for our technologies, however, no such patents have yet been granted, nor are there any assurances that such patents will be granted. As a result of the foregoing, we will likely incur additional losses in the future. There is no assurance that our operations will be successful or that it will be profitable in the future.

We will need to obtain additional financing.

We will be required to obtain additional financing to continue to operate our business. There can be no assurance that any additional financing, if required, will be available to us on acceptable and commercially reasonable terms, if at all. Any inability of us to obtain additional financing could have a material adverse effect on our financial condition and results of operations.

Our product lines may never gain commercial acceptance.

We believe that our plan to develop and attract a significant proprietary presence in the vital signs monitoring market offers significant growth potential. However, there can be no guarantee that our plan of operation will be commercially accepted at revenue levels sufficient to permit us to achieve or maintain profitable operations.

We may be unable to adequately protect our proprietary rights or may be sued by third parties for infringement of their proprietary rights.

The medical technology industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. If we make any acquisitions, we could have similar problems in those industries. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another’s intellectual property, forcing us to do one or more of the following:

o	Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

o	Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or

o	Redesign those products or services that incorporate such technology.

A successful claim of infringement against us, and our failure to license the same or similar technology, could adversely affect our business, asset value and stock value. Infringement claims, with or without merit, would be expensive to litigate or settle, and would divert management resources.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

We may be exposed to future litigation by third parties based on claims that our programs infringe the intellectual property rights of others. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

•	payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s patent rights;
•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell products; or
•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

As a result of the foregoing, we could be prevented from commercializing current or future products.

We may not be able to successfully patent our technologies, which could have potentially devastating effects on our business and ability to compete in the marketplace.

Our intellectual property consists of the following:

1.	MyPainAway brand trademark. Trademark registration filed January 2008.

2.	MyHealthTrends™ brand trademark. Trademark registration to be filed.

3.	MyHealthTrends™ and MyHealthTrends™ For Pain monitoring system integrated hardware and software technology.

4.	Patent pending for “Device, Method and/or System for Monitoring the Condition of a Subject,” docket No U.S. 1488/07, originally submitted July 2007.

5.	Patent pending for “Automatic Reminder and Dispensing Device, System and Method Therefore,” docket No U.S. 1509/08, originally submitted May 2008.

The is no assurance that the U.S. Patent and Trademark Office will grant us patents on any of our proprietary technologies, nor any assurances that we can adequately protect any of our intellectual property from infringement claims or prosecutions.

We are highly dependent on the services of Dr. Alexander Gak, our President and Chairman, and Mr. Leonid Pushkantser, our Chief Executive Officer and Director.

Our success depends on the efforts and abilities of Dr. Alexander Gak, our President and Chairman of the Board, and Mr. Leonid Pushkantser, our CEO and director. The loss of the services of either Dr. Gak or Mr. Pushkantser would have a material adverse effect on us. Our success also depends upon our ability to attract and retain qualified personnel required to fully implement our business plan. There can be no assurance that we will be successful in these efforts.

As our business grows, we will need to attract additional employees which we might not be able to do.

We have one full-time officer, Mr. Leonid Pushkantser, the Chief Executive Officer. In order to grow and implement our business plan, we would need to add managerial talent to support our business plan. There is no guarantee that we will be successful in adding such managerial talent.

We may not be able to compete successfully with current and future competitors.

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could seriously damage our business and chances for success.

We may not be able to manage our growth effectively.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product design, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

If we do not continually update our products, they may become obsolete and we may not be able to compete with other companies.

We cannot assure you that we will be able to keep pace with technological advances or that our products will not become obsolete. We cannot assure you that competitors will not develop related or similar products and bring them to market before we do, or do so more successfully, or that they will not develop technologies and products more effective than any that we have or are developing. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

The ability to generate long-term contracts for the sale of our products is vital.

We lack long-term contracts and there can be no assurance that we will successfully establish or maintain any long-term contracts in the future.

Our product lines may be subject to future government regulation.

While our product lines are not currently subject to regulation by the U.S. Food and Drug Administration (“FDA”), there is no guarantee that our products won’t become subject to future regulation. Any future regulation by the FDA or other governmental authority could potentially have devastating effects on our ability to conduct operations.

Failure by us or our suppliers to comply with the Food and Drug Administration (“FDA”) regulations and similar foreign regulations applicable to the products we manufacture or distribute could expose us to enforcement actions or other adverse consequences.

We design, manufacture, install and distribute medical vital signs monitoring devices that we believe are currently not subject to FDA regulation. While we are investigating this matter and are of the opinion that FDA regulation does not apply to our current products, we can make no guarantees that our products will not be subject to future regulation by the FDA in the United States and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing the shipment of products or other enforcement actions that could have a material adverse effect on our revenues and profitability. Additionally, certain of our suppliers may be subject to FDA regulations, and the failure of these suppliers to comply with regulations could adversely affect us.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

We are a New Jersey corporation. New Jersey law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. New Jersey law also authorizes New Jersey corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

In the event that we are found liable for damage or other losses, we currently do not maintain any insurance coverage would incur substantial and protracted losses in paying any such claims or judgments. We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon resources becoming available. There is no guarantee that we can secure such coverage or that any insurance coverage would protect us from any damages or loss claims filed against it.

If we engage in any acquisition, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

We may attempt to acquire businesses, technologies, services or products or license technologies that we believe are a strategic fit with our business. We have limited experience in identifying acquisition targets, and successfully completing and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize our anticipated benefits.

We may engage in transactions that present conflicts of interest.

The Company and officers and directors may enter into agreements with the Company from time to time which may not be equivalent to similar transactions entered into with an independent third party. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While we believe that it will take prudent steps to ensure that all transactions between the Company and any officer or director is fair, reasonable, and no more than the amount it would otherwise pay to a third party in an “arms-length” transaction, there can be no assurance that any transaction will meet these requirements in every instance.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. The enforcement of a claim alleging that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. We cannot assure you that these agreements will not be breached, that we will be able to do much to protect ourselves if they are breached, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events occurs, then we run the risk of losing control over valuable company information, which could negatively affect our competitive position.

Risks Relating to Ownership of Our Common Stock

Unless an active trading market develops for our securities, you may not be able to sell your shares.

Although, we are a publicly traded and SEC reporting company and our common shares are quoted on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under the symbol “BAEA”, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•	the trading volume of our shares;

•	the number of securities analysts, market-makers and brokers following our common stock;

•	changes in, or failure to achieve, financial estimates by securities analysts;

•	new products or services introduced or announced by us or our competitors;

•	actual or anticipated variations in quarterly operating results;

•	conditions or trends in our business industries;

•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Trading in our common stock on the OTC Bulletin Board may be limited thereby making it more difficult for you to resell any shares you may own.

Our common stock is quoted on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under the symbol “BAEA”. The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you may own.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently and will be quoted for trading on OTCBB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in SEC Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, SEC Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The limited public trading market may cause volatility in our stock price.

The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus and will be subject to significant volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Dr. Gak is our Chairman of the Board and has the right to designate classes and rights of our Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, $0.0001 par value, with designations, rights and preferences determined from time to time by our Board of Directors. Dr. Gak is our Chairman and therefore, together with Mr. Pushkantser’s approval, is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. This could adversely affect the value of our common stock.

Voting Rights Risk

We have 100 shares of our Series A Preferred Stock outstanding. The outstanding shares of Series A Preferred Stock votes together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Preferred Stock. The 100 shares of Series A Preferred Shares are held by Dr. Alexander Gak (holding 80 shares), our President and Chairman, and Mr., Leonid Pushkantser (holding 20 shares), our Chief Executive Officer and Director. The right of the Series A Preferred Stock to vote on all matters with the common stock and having 80% of the vote effectively eliminates the voting power of our common stock and may suppress the value of our common stock.

Change of Control Risk

As the holders of our Series A Preferred Stock, Dr. Gak and Mr. Pushkantser maintain majority voting power and sole discretion with regards to election of directors, disposition of major corporate assets, pursuing or rejecting any potential transaction, including one which would result in a change of control of the Company, even though such transaction might be beneficial to the stockholders of the Company. Such right may suppress the value of our common stock, and should be considered a material risk to investing in our common stock.

Compliance with changing regulation of corporate governance and public disclosure, and our management’s inexperience with such regulations will result in additional expenses and creates a risk of non-compliance.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Management’s inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended June 30, 2009 and our independent registered public accounting firm will in the future be required to report on our management’s report. We will incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. If we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

▪	that a broker or dealer approve a person's account for transactions in penny stocks; and

▪	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
 Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our shares of common stock in the future may be volatile.

If a market develops for our common stock, the market price of our common stock will likely be volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including: technological innovations or new products and services by us or our competitors; additions or departures of key personnel; sales of our common stock; our ability to integrate operations, technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationship; industry developments; economic and other external factors; and period-to-period fluctuations in our financial results. Because we have a very limited operating history with limited to no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We are subject to all of the complications and difficulties associated with new enterprises.

We have a limited history upon which an evaluation of our prospects and future performance can be made. Our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business operation in an emerging industry, and the continued development of advertising, promotions, and a corresponding customer base. There is a possibility that we could sustain losses in the future, and there are no assurances that we will ever operate profitably.

We are a consulting company and while our management believes that it can implement our business plan, attract highly talented personnel and develop a market for its products and services, our plan of operations are subject to changing needs of target clientele, market conditions and various other factors out of our control. For these and other reasons, the purchase of the Shares should only be made by persons who can afford to lose their entire investment.

The failure to comply with the internal control evaluation and certification requirements of Section 404 of Sarbanes-Oxley Act could harm our operations and our ability to comply with our periodic reporting obligations.

Our Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

This process may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our stock will be considered a penny stock for the foreseeable future. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker- dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse, where such net worth excludes the value of such person’s primary residence. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority's requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

The price of our shares of Common Stock in the future may be volatile.

If a market ever develops for our Common Stock, of which no assurances can be given, the market price of our Common Stock will likely be volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including: technological innovations or new products and services by us or our competitors; additions or departures of key personnel; sales of our Common Stock; our ability to integrate operations, technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationship; industry developments; economic and other external factors; and period-to-period fluctuations in our financial results. Because we have a very limited operating history with no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

From inception to March 31, 2009, and on a month-to-month basis thereafter until July 1, 2009, our Company leased its office space for its headquarters operation from its President at a monthly rent of $750. This arrangement terminated as of June 30, 2009.

On July 1, 2009, the Company began a one-year lease for office space for its headquarters operation from Regus at a minimum monthly rent of $952 which expired on June 30, 2010.

On March 12, 2010 the Company extended its office space lease for its headquarters operation from Regus for an additional year, through June 30, 2011, at a minimum monthly rent of $1,000, starting July 1, 2010. The minimum full year rental commitment from July 1, 2010 to June 30, 2011 is $12,000.

These executive offices are located at 1 Bridge Plaza, 2nd Floor, Suite 275, Fort Lee, NJ 07024.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor do we have knowledge of any pending or threatened legal claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Limited Public Market for Common Stock

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “BAEA”. However, we can provide no assurance that our shares will continue to be traded on the OTC Bulletin Board or, if traded, that a meaningful public market will materialize.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of the date of this Report, we had 91 holders of record of our common stock.

General

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 160,000,000 shares of capital stock, of which 150,000,000 are shares of common stock, par value $0.0001 per share, or Common Stock and 10,000,000 are preferred stock, par value $0.0001 per share, or Preferred Stock. As of the date hereof, 24,175,686 shares of our common stock are issued and outstanding, and there are approximately 91 holders of record of our Common Stock. Currently there are 100 shares of Series A Preferred Stock issued and outstanding with two holders of record. The 100 shares of Series A Preferred Shares are held by Dr. Alexander Gak (holding 80 shares), our President and Chairman, and Mr., Leonid Pushkantser (holding 20 shares), our Chief Executive Officer and Director. With regard to our Series B Preferred Stock, currently there are 2 shares of Series B Preferred issued and outstanding with one holder of record, MBB Holdings, Inc., a non-affiliate.

Common Stock

Pursuant to our bylaws, our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing one-percent (1%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Certificate of Incorporation. Our Certificate of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up of our company, the holders of shares of our common stock will be entitled to receive, on a pro rata basis, all assets of our company available for distribution to such holders.

In the event of any merger or consolidation of our company with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash), on a pro rata basis.
Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Forward Stock Split

On May 16, 2008, BAETA filed an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of New Jersey thereby effectuating a forward stock split of 20,000-to-1, effective 12:01 a.m. on May 16, 2008. The Company did not amend the par value of the Company’s common stock.

Prior to the Forward Split, there were 1,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding, all held by Dr. Alexander Gak, our President and Chairman. Upon the effectiveness of the Forward Split as of May 16, 2008, there became 20,000,000 shares of the Company’s Common Stock issued and outstanding, all held by Dr. Gak. Currently, there are 24,175,686 shares of the Company’s common stock issued and outstanding to approximately 91 shareholders of record as of the date of this Report.

Preferred Stock

Our Certificate of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our Certificate of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

(a)	the rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

(b)	whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

(c)	the amount payable upon shares of preferred stock in the event of voluntary or involuntary liquidation;

(d)	sinking fund or other provisions, if any, for the redemption or purchase of shares of preferred stock;

(e)	the terms and conditions on which shares of preferred stock may be converted, if the shares of any series are issued with the privilege of conversion;

(f)
voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with our common stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and

(g)
subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the laws of the State of New Jersey.

Series A Preferred Stock

As of the date of this Registration, we have 100 shares of Series A Preferred Stock issued and outstanding. The 100 shares of Series A Preferred Shares are held by Dr. Alexander Gak (holding 80 shares), our President and Chairman, and Mr., Leonid Pushkantser (holding 20 shares), our Chief Executive Officer and Director. The shares of Series A Preferred Stock vote together with our shares of common stock as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any of our annual or special meeting of shareholders or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Preferred Stock.

Series B Preferred Stock

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

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants and Promissory Note Outstanding

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

Stock Options

Pursuant to the Company’s 2009 Stock Option Plan, the aggregate number of shares of common stock that may be issued pursuant to the exercise of Options granted under the Plan will not exceed 2,147,668 Shares of Common Stock, par value $0.0001 per share (the “Option Pool”), provided that such number will be increased by the number of shares of common stock that the Company subsequently may reacquire through repurchase or otherwise. Shares of Common Stock that would have been issuable pursuant to Options, but that are no longer issuable because all or part of those Options have terminated or expired, will be deemed not to have been issued for purposes of computing the number of shares of Option Stock remaining in the Option Pool and available for issuance.
Pursuant to its 2009 Stock Option Plan, the Company has issued stock options to purchase an aggregate of 1,660,300 shares of common stock at $0.50 per share, subject to different vesting schedules. All stock option grants were issued as detailed below:

On January 25, 2009, the Company granted stock options to Dr. Samyaden Datta. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Samyaden Datta pursuant to the 2009 Stock Option Plan in consideration for his continued service as a Member of the Company’s Scientific Advisory Board, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	50,000 shares of Common Stock underlying Options outstanding after this issuance.

On January 29, 2009, the Company granted stock options to Dr. Alex Y. Bekker. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Bekker pursuant to the 2009 Stock Option Plan in consideration for his continued service as a Member of the Company’s Scientific Advisory Board, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	100,000 shares of Common Stock underlying Options outstanding after this issuance.

On February 3, 2009, the Company granted stock options to Leroy Smith. The stock option agreement is exercisable for 800,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Mr. Smith pursuant to the 2009 Stock Option Plan in consideration for his continued services as the Company’s Chief Marketing Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	900,000 shares of Common Stock underlying Options outstanding after this issuance.

On February 7, 2009, the Company granted stock options to Dr. Marco Pappagallo. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Marco Pappagallo pursuant to the 2009 Stock Option Plan in consideration for his continued service as a Member of the Company’s Scientific Advisory Board, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	950,000 shares of Common Stock underlying Options outstanding after this issuance.

On February 19, 2009, the Company granted stock options to Dr. Lauren Shaiova. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Shaiova pursuant to the 2009 Stock Option Plan in consideration for her continued service as a Member of the Company’s Scientific Advisory Board, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,000,000 shares of Common Stock underlying Options outstanding after this issuance.

On February 26, 2009, the Company granted stock options to Mr. Jeff Burkland. The stock option agreement is exercisable for 100,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Mr. Burkland pursuant to the 2009 Stock Option Plan in consideration for his continued service as the Company’s Chief Financial Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,100,000 shares of Common Stock underlying Options outstanding after this issuance.

On March 21, 2009, the Company granted stock options to Dr. Leonid Topper. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Topper pursuant to the 2009 Stock Option Plan in consideration for his continued service as the Company’s Chief Medical Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,150,000 shares of Common Stock underlying Options outstanding after this issuance.

On April 21, 2009, the Company granted stock options to Eugene Gribov. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Mr. Gribov pursuant to the 2009 Stock Option Plan in consideration for his continued service as the Company’s Chief Tech Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,200,000 shares of Common Stock underlying Options outstanding after this issuance.

On May 29, 2009, the Company granted stock options to Leonid Pushkantser. The stock option agreement is exercisable for 400,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Mr. Pushkantser pursuant to the 2009 Stock Option Plan in consideration for his continued service as the Company’s Chief Executive Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,600,000 shares of Common Stock underlying Options outstanding after this issuance.

Through year end 2009, Mr. Jeff Burkland had received additional stock options with immediate vesting rights exercisable for 31,125 shares of common stock at a purchase price of $0.50 per share pursuant to his employment agreement described in this Report. The stock options were granted to Mr. Burkland pursuant to the 2009 Stock Option Plan in consideration for his continued service as the Company’s Chief Financial Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Total:	1,631,125 shares of Common Stock underlying Options outstanding after this issuance.

Through fiscal year end 2010, Mr. Jeff Burkland has received additional stock options with immediate vesting rights exercisable for 60,300 shares of common stock at a purchase price of $0.50 per share pursuant to his employment agreement. The stock options were granted to Mr. Burkland pursuant to the 2009 Stock Option Plan in consideration for his continued service as the Company’s Chief Financial Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,691,425 shares of Common Stock underlying Options outstanding after this issuance.

On March 1, 2011, the Company granted stock options to Dr. Michael Semenovski. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Semenovski pursuant to the 2009 Stock Option Plan in consideration for his service as the Company’s Chief Medical Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Total:	1,741,425 shares of Common Stock underlying Options outstanding after this issuance, and as of the date of this Report.

Convertible Securities

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

Recent Sales of Unregistered Securities
(For the Period January 1, 2010 through Present)

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

Sub-Total:	22,511,052 shares of Common Stock outstanding after this issuance.

On January 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	22,541,052 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,546,515 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,554,849 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,559,849 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,571,516 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,576,516 shares of Common Stock outstanding after this issuance, and as of the date of this Report.

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

Sub-Total:	22,606,700 shares of Common Stock outstanding after this issuance.

On February 28, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	22,636,700 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,645,034 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,650,034 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,661,701 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,666,701 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,676,701 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,681,701 shares of Common Stock outstanding after this issuance.

On March 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	22,711,701 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,719,201 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,727,535 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,732,535 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,744,202 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,749,202 shares of Common Stock outstanding after this issuance.

Quarter Ended 3/31/2010:               22,749,202 shares of Common Stock outstanding as of the Quarterly Period ended 3/31/2010 (1st Quarter end).

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

Sub-Total:	22,756,702 shares of Common Stock outstanding after this issuance.

On April 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	22,786,702 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,795,036 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,800,036 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,811,703 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,816,703 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,916,703 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,928,263 shares of Common Stock outstanding after this issuance.

On May 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	22,958,263 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,966,597 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,971,597 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,983,264 shares of Common Stock outstanding after this issuance.

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

Total:	22,988,264 shares of Common Stock outstanding after this issuance.

On June 22, 2010, the Company issued its common stock to Ignatius Scalia, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, to Ignatius for an aggregate of $5,000.

Sub-Total:	23,008,264 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,019,824 shares of Common Stock outstanding after this issuance.

On June 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	23,049,824 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,058,158 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,063,158 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,074,825 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,079,825 shares of Common Stock outstanding after this issuance.

On June 29, 2010, the Company purchased 304,000 shares of its outstanding common stock from Douglas A. Rogers. The entirety of the 304,000 shares were then designated as treasury stock, and subsequently retired. Upon retirement, 304,000 of these shares were applied back to the Company’s authorized but unissued common stock.

Sub-Total:	22,775, 825 shares of Common Stock outstanding after this transaction.

On July 12, 2010, the Company issued its common stock to Paul Weissman, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 40,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, to Paul for an aggregate of $10,000.

Sub-Total:	22,815,825 shares of Common Stock outstanding after this issuance.

On July 12, 2010, the Company issued its common stock to Alita Dizon, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, to Alita for an aggregate of $5,000.

Sub-Total:	22,835,825 shares of Common Stock outstanding after this issuance.

On July 14, 2010, the Company issued its common stock to Civil Gennady, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 50,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Civil for an aggregate of $25,000.

Sub-Total:	22,885,825 shares of Common Stock outstanding after this issuance.

On July 22, 2010, the Company issued its common stock to Vadim Siganevich, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Vadim for an aggregate of $10,000.

Sub-Total:	22,905,825 shares of Common Stock outstanding after this issuance.

On July 27, 2010, the Company issued its common stock to Daniel Lundin, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Daniel for an aggregate of $10,000.

Sub-Total:	22,925,825 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,939,925 shares of Common Stock outstanding after this issuance.

On July 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	22,969,925 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,978,259 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,983,259 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,994,926 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	22,999,926 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,002,926 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,002,926 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,011,851 shares of Common Stock outstanding after this issuance.

On August 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	23,041,851 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,050,185 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,055,185 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,066,852 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,071,852 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,072,952 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,094,952 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,103,877 shares of Common Stock outstanding after this issuance.

On September 28, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	23,133,877 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,138,877 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,150,544 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,155,544 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,156,644 shares of Common Stock outstanding after this issuance.

On October 28, 2010, the Company issued its common stock to Jaleel Durani, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, to Mr. Durani for an aggregate of $5,000.

Sub-Total:	23,176,644 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,186,594 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,194,419 shares of Common Stock outstanding after this issuance.

On October 29, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	23,224,419 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,229,419 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,234,419 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,246,086 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,247,186 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,250,486 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,253,386 shares of Common Stock outstanding after this issuance.

On October 29, 2010, the Company issued its common stock to Nancy Herbst, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 10,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Nancy for an aggregate of $5,000.

Sub-Total:	23,263,386 shares of Common Stock outstanding after this issuance.

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

Sub-Total:	23,504,932 shares of Common Stock outstanding after this issuance.

On November 4, 2010, the Company issued its common stock to Adelina Kogut, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 200,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Nancy for an aggregate of $100,000.

Sub-Total:	23,704,932 shares of Common Stock outstanding after this issuance.

On November 30, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	23,734,932 shares of Common Stock outstanding after this issuance.

On November 30, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,739,932 shares of Common Stock outstanding after this issuance.

On November 30, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,744,932 shares of Common Stock outstanding after this issuance.

On November 30, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,756,599 shares of Common Stock outstanding after this issuance.

On November 30, 2010, the Company issued 1,100 shares of its common stock to Vesta Caldwell. The Company issued the stock in consideration for sales consulting services rendered as the Company’s Product Sales consultant pursuant to an Agreement executed between BAETA Corp. and Ms. Caldwell on August 16, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,757,699 shares of Common Stock outstanding after this issuance.

On December 20, 2010, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	23,787,699 shares of Common Stock outstanding after this issuance.

On December 20, 2010, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,792,699 shares of Common Stock outstanding after this issuance.

On December 20, 2010, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,797,699 shares of Common Stock outstanding after this issuance.

On December 20, 2010, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,809,366 shares of Common Stock outstanding after this issuance.

On December 20, 2010, the Company issued 1,100 shares of its common stock to Vesta Caldwell. The Company issued the stock in consideration for sales consulting services rendered as the Company’s Product Sales consultant pursuant to an Agreement executed between BAETA Corp. and Ms. Caldwell on August 16, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,810,466 shares of Common Stock outstanding after this issuance.

On December 20, 2010, the Company issued its common stock to Christopher Legatt, a qualified and accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Mr. Legatt, for an aggregate of $10,000.

Sub-Total:	23,830,466 shares of Common Stock outstanding after this issuance.

On December 20, 2010, the Company issued its common stock to Keith Palatz, a qualified and accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 35,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Mr. Palatz, for an aggregate of $17,500.

Sub-Total:	23,865,466 shares of Common Stock outstanding after this issuance.

On December 20, 2010, the Company issued its common stock to Dr. Ignatius Scalia, a qualified and accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 10,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Dr. Scalia, for an aggregate of $5,000.

Sub-Total:	23,875,466 shares of Common Stock outstanding after this issuance.

On January 20, 2011, the Company issued its common stock to Dr. Robert Lichtenstein, a qualified and accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Dr. Lichtenstein, for an aggregate of $10,000.

Sub-Total:	23,895,466shares of Common Stock outstanding after this issuance.

On January 20, 2011, the Company issued 10,000 shares of its common stock to Heritage Corporate Services. The Company issued the stock in consideration for marketing consulting services rendered as the Company’s IRPR consultant pursuant to an Agreement executed between BAETA Corp. and Heritage Corporate Services on January 12, 2011, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,905,466 shares of Common Stock outstanding after this issuance.

On January 24, 2011, the Company issued its common stock to Kirill Sobolev, a qualified and accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Mr. Sobolev, for an aggregate of $10,000.

Sub-Total:	23,925,466shares of Common Stock outstanding after this issuance.

On January 25, 2011, the Company issued its common stock to Vadim Siganevich, a qualified and accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 20,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.50 per share, to Mr. Siganevich, for an aggregate of $10,000.

Sub-Total:	23,945,466shares of Common Stock outstanding after this issuance.

On January 31, 2011, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	23,975,466 shares of Common Stock outstanding after this issuance.

On January 31, 2011, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,980,466 shares of Common Stock outstanding after this issuance.

On January 31, 2011, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,985,466 shares of Common Stock outstanding after this issuance.

On January 31, 2011, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,997,133 shares of Common Stock outstanding after this issuance.

On January 31, 2011, the Company issued 1,100 shares of its common stock to Vesta Caldwell. The Company issued the stock in consideration for sales consulting services rendered as the Company’s Product Sales consultant pursuant to an Agreement executed between BAETA Corp. and Ms. Caldwell on August 16, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	23,998,233 shares of Common Stock outstanding after this issuance.

On January 31, 2011, the Company issued 24,919 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,023,152 shares of Common Stock outstanding after this issuance.

On February 28, 2011, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,028,152 shares of Common Stock outstanding after this issuance.

On February 28, 2011, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,039,819 shares of Common Stock outstanding after this issuance.

On February 28, 2011, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	24,069,819 shares of Common Stock outstanding after this issuance.

On February 28, 2011, the Company issued 1,100 shares of its common stock to Vesta Caldwell. The Company issued the stock in consideration for sales consulting services rendered as the Company’s Product Sales consultant pursuant to an Agreement executed between BAETA Corp. and Ms. Caldwell on August 16, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,070,919 shares of Common Stock outstanding after this issuance.

On January 20, 2011, the Company issued 10,000 shares of its common stock to Heritage Corporate Services. The Company issued the stock in consideration for marketing consulting services rendered as the Company’s IRPR consultant pursuant to an Agreement executed between BAETA Corp. and Heritage Corporate Services on January 12, 2011, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,080,919 shares of Common Stock outstanding after this issuance.

On February 28, 2011, the Company issued 5,000 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,085,919 shares of Common Stock outstanding after this issuance.

On February 28, 2011, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,090,919 shares of Common Stock outstanding after this issuance.

On March 29, 2011, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,095,919 shares of Common Stock outstanding after this issuance.

On March 29, 2011, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,107,586 shares of Common Stock outstanding after this issuance.

On March 29, 2011, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	24,137,586 shares of Common Stock outstanding after this issuance.

On March 29, 2011, the Company issued 1,100 shares of its common stock to Vesta Caldwell. The Company issued the stock in consideration for sales consulting services rendered as the Company’s Product Sales consultant pursuant to an Agreement executed between BAETA Corp. and Ms. Caldwell on August 16, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,138,686 shares of Common Stock outstanding after this issuance.

On March 29, 2011, the Company issued 20,000 shares of its common stock to Heritage Corporate Services. The Company issued the stock in consideration for marketing consulting services rendered as the Company’s IRPR consultant pursuant to an Agreement executed between BAETA Corp. and Heritage Corporate Services on January 12, 2011, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,158,686 shares of Common Stock outstanding after this issuance.

On March 29, 2011, the Company issued 5,000 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,163,686 shares of Common Stock outstanding after this issuance.

On March 29, 2011, the Company issued 5,000 shares of its common stock to Joseph Cusack. The Company issued the stock in consideration for consulting services rendered as the Company’s Product Sales Services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Cusack on January 1, 2010, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,168,686 shares of Common Stock outstanding after this issuance.

On March 29, 2011, the Company issued 2,000 shares of its common stock to Richard Kline PhD. The Company issued the stock in consideration for consulting services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,170,686 shares of Common Stock outstanding after this issuance.

On March 29, 2011, the Company issued 5,000 shares of its common stock to Keith Palacz. The Company issued the stock in consideration for consulting services rendered as the Company’s investor relations services consultant pursuant to an Agreement executed between BAETA Corp. and Mr. Palacz on March 2, 2011, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Total:	24,175,686 shares of Common Stock outstanding after this issuance and as of the date of this Report.

EXPERTS

Joseph M. Patricola, Esq., Partner with The Sourlis Law firm has assisted us in the preparation of this Report and will provide counsel with respect to other legal matters concerning the Company and its securities law compliance. The Sourlis Law Firm has consented to being named as an expert in this Report.

W.T. Uniack & Co., CPAs, P.C., our certified public accountants, have audited our financial statements included in this Report to the extent and for the periods set forth in their audit reports. W.T. Uniack & Co., CPAs, P.C. has presented its report with respect to our audited financial statements. The report of W.T. Uniack & Co., CPAs, P.C. is included in reliance upon their authority as experts in accounting and auditing.

DISCLOSURE OF COMMISSION POSITION OF
INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Our Certificate of Incorporation and Bylaws provide no director shall be liable to the corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except with respect to (1) a breach of the director’s duty of loyalty to the corporation or its stockholders, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) liability which may be specifically defined by law or (4) a transaction from which the director derived an improper personal benefit, it being the intention of the foregoing provision to eliminate the liability of the corporation’s directors to the corporation or its stockholders to the fullest extent permitted by law. The corporation shall indemnify to the fullest extent permitted by law each person that such law grants the corporation the power to indemnify.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors," "Special Note Regarding Forward-Looking Statements" and elsewhere in this Report.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “BAETA” in this Report collectively refers to the Company, BAETA Corp.

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

All activity through December 31, 2010 relates to the Company’s formation and initial research and development.

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

Prior to the Forward Split, there were 1,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding, all held by Dr. Alexander Gak, our President and Director. Upon the effectiveness of the Forward Split as of May 16, 2008, there became 20,000,000 shares of the Company’s Common Stock issued and outstanding, all held by Dr. Gak. As of December 31, 2010, there are 23,875,466 shares of the Company’s common stock issued and outstanding to approximately 91 shareholders of record as of the date of this Report.

Plan of Operations

We anticipate that the Company will require approximately $500,000 to $1,000,000 in additional capital to execute its current 12-month plan of operations; including but not necessarily limited to expenses related to the patents pending for its developing products and technology, expansion of infrastructure and physical office space, hiring of key employees and sales and administrative and executive personnel as well as for the registration of its shares and compliance with securities regulations. We do not currently have sufficient capital to meet our needs for the next 12 months, and we are extremely reliant upon future financings to fund our operations. We intend to procure this additional capital by way of public and private offerings of our common stock.

We anticipate that we will use additional capital to retain and hire sales personnel and administrative and executive personnel at a level consistent with available capital, but aggressively to support initial product sales and market penetration. We do not believe that we can sustain or execute our plan of operations, nor bring our proposed products to market without additional capital of approximately $500,000 to $1,000,000.

Exclusive Software Agreement

On September 16, 2008, Dr. Alexander Gak, our President and Chairman, and Extranome, Inc., a New Jersey corporation entered into an Exclusive Software Agreement (the “Agreement”). Pursuant to the Agreement, Extranome sold to Baeta Corp. all commercial rights to its software entitled MyHealthID Medical Records Systems for a twenty five year term. Pursuant to the Agreement, the Company agreed to pay Extranome $0.00 upfront, and in perpetuity approximately forty-nine percent of all net revenues generated from advertising by MyHealthID. Our President and sole director, Dr. Alexander Gak, is the 100% owner of Extranome, Inc., a New Jersey corporation.

Software Development Agreement with Extranome, Inc.

On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc. At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak, our President and Chairman.

Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. In accordance with Section 2 of the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome 50% in shares of its common stock, and 50% in cash. Extranome has received 30,000 shares for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation, and through December 31, 2010 has received 750,000 shares of BAETA Corp. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception is ($2,766,078). As of December 31, 2010, the Company has total liabilities of $1,052,684 compared to total assets of $341,483, limited cash on hand in the amount of $16,600, and stockholders’ deficit of ($711,201).

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

Results of Operations for the fiscal year ended December 31, 2010 compared to December 31, 2009.

1.	Assets.

a.
Cash. The Company’s cash increased 520% from $3,189 for the fiscal year ended December 31, 2009 to $16,600 as of December 31, 2010. The increase is attributable to the sale of common stock and a short-term shareholder advance and loan (see Current Liabilities).

b.
Total Assets. Total Assets increased 147%, from $232,037 as of December 31, 2009 to $341,483 as of December 31, 2010 primarily as a result of an increase in inventory and the development of our Software Asset.

2.	Liabilities.

a.
Current Liabilities. Current liabilities increased 185% from $293,006 as of December 31, 2009 to $541,855 as of December 31, 2010. The increase is attributable primarily to an increase in Accounts Payable to a related party and an increase in a short-term Shareholder Advance and Shareholder Note provided by the Company’s CEO, Leonid Pushkantser.

b.
Long-Term Liabilities. Long-Term Liabilities increased 72% from $610,366 as of December 31, 2009 to $1,052,684 as of December 31, 2010. The increase is attributable to a convertible note from an individual and advances from the Company’s CEO, Leonid Pushkantser and accrued interest on same.

3.	Stockholder’s Equity.

a.
Common Stock. Total Stockholder’s Deficit decreased 188% from ($378,328) at December 31, 2009 to ($711,201) at December 31, 2010, as the Company continued to record operating losses during its development phase.

b.
Retained Earnings. The Company’s Accumulated Losses increased 143% from $1,362,378 on December 31, 2009, to $2,766,078 on December 30, 2010. The increase is attributable to the increase in operating expenditures and development costs of the company’s products during the development stages of the Company.

4.
Revenue & Sales. Our revenues were $47 for the year ended December 31, 2010, compared with $9,003 in revenue for the year ending December 31, 2009. The difference was due to a decrease in sales. As stated in the Company’s Revenue Recognition policy, the Company has no significant post delivery obligations and the customer does not have any significant refund rights, acceptance terms, discounts, or other terms that serve to reduce the amount recorded relative to the sales price nor to delay the timing of recognition of revenue.

5.
Amortization Expense. Amortization Expense increased approximately 33% from December 31, 2009 to December 31, 2010, from $423 to $602, respectively. This change is attributable to the realization of amortization expense for tangible and intangible assets acquired and capitalized by the Company during the period.

6.
Research & Development. Research & Development costs for the period ended December 31, 2010 were $276,650. That compares with $60,000 for the period ended December 31, 2009. The Company has expensed approximately $419,062 to date in the development of proprietary software that supports and integrates with its commercial products.

7.
Sales & Marketing expenses.  Sales & Marketing costs were $259,278 for the period ended December 31, 2010, compared to $113,071 for the year ended December 31, 2009. The increase in sales & marketing costs for this time period is attributed to launch efforts related to company products.

8.
General & Administrative Personnel Expenses.   These were $483,724 for fiscal 2010 and $0 for fiscal 2009 as a result of reclassifying these expenses from Other Miscellaneous Operating Expenses.   Were these expenses broken out for 2009 they would have been $495,255.

9.
Professional Service Fees. These were $323,323 for fiscal 2010 and $0 for fiscal 2009 as a result of reclassifying these expenses from Other Miscellaneous Operating Expenses. Were these expenses broken out for 2009 they would have been $41,906.   The increase is due largely to a stock based compensation expense for a reserve equity agreement as well as increase in general legal fees.

10.
Other Miscellaneous Operating Expenses. Other miscellaneous operating expenses for the fiscal year ended December 31, 2010 were $50,294. Total operating expenses for the fiscal year ended December 31, 2009 were $616,389. Other miscellaneous operating decreased significantly because they were reclassified as noted above.

11.
Net Loss. Net loss for fiscal years ended December 31, 2010 and December 31, 2009 were ($1,403,700) and ($802,649), respectively. The Company’s total Net Loss since inception to December 31, 2010 was ($2,766,078).

Results of Operations for the fiscal year ended December 31, 2009 compared to December 31, 2008.

12.	Assets.

a.
Cash. The Company’s cash decreased 78% from $14,475 for the fiscal year ended December 31, 2008 to $3,189 as of December 31, 2009. The decrease is attributable to a loss from operations and cash used in investing activities, offset by the sale of common stock and multiple loans for the company’s primary shareholder.

b.
Total Assets. Total Assets increased 64.5%, from $82,452 as of December 31, 2008 to $232,037 as of December 31, 2009 primarily as a result of the acquisition of property, the development of our Software Asset, and reductions in cash and inventory.

13.	Liabilities.

a.
Current Liabilities. Current liabilities increased 74% from $76,411 as of December 31, 2008 to $293,006 as of December 31, 2010.  The increase is attributable primarily to an increase in Accounts Payable, including Accounts Payable to a related party, an increase in Other Current Liabilities, and an increase in a short-term Shareholder Note provided by the Company’s CEO, Leonid Pushkantser.  Other Current Liabilities primarily consists of Unearned Revenue from a customer that pre-paid for product that has not been delivered yet.

b.
Long-Term Liabilities.  Long-Term Liabilities increased 42.5% from $259,011 as of December 31, 2008 to $610,366 as of December 31, 2010.  The increase is attributable to loans and advances from the Company’s Chairman, Alexander Gak.

14.	Stockholder’s Equity.

a.
Common Stock. Total Stockholder’s Deficit decreased  114% from ($176,559) at December 31, 2008 to ($378,328) at December 31, 2009, as the Company continued to record operating losses during its development phase.

b.
Retained Earnings. The Company’s Accumulated Losses increased 143% from December 31, 2008, to December 30, 2009. The increase is attributable to the increase in operating expenditures and development costs of the company’s products during the development stages of the Company.

15.
Revenue & Sales. Our revenues were $9,003 for the year ended December 31, 2009, compared with $71 in revenue for the year ending December 31, 2008. The increase in revenue was due to a sale of several units of the My Pain Away beta products to one customer.  The units were delivered upon receipt of payment from the customer.  As stated in the Company’s Revenue Recognition policy, the Company has no significant post delivery obligations and the customer does not have any significant refund rights, acceptance terms, discounts, or other terms that serve to reduce the amount recorded relative to the sales price nor to delay the timing of recognition of revenue.

16.
Amortization Expense. Amortization Expense increased approximately 73% from December 31, 2008 to December 31, 2009, from $245 to $423, respectively. This change is attributable to the realization of amortization expense for tangible and intangible assets acquired and capitalized by the Company during the period.

17.
Research & Development. Research & Development costs for the period ended December 31, 2009 were $60,000.  That compares with $73,412 for the period ended December 31, 2008. The Company has expensed approximately $142,412 to date in the development of proprietary software that supports and integrates with its commercial products.

18.
Sales & Marketing expenses.  Sales & Marketing costs were $113,071 for the period ended December 31, 2009, compared to $52,388 for the year ended December 31, 2008. The increase in sales  & marketing costs for this time period is attributed to launch efforts related to company products.

19.
Other Miscellaneous Operating Expenses. Other miscellaneous operating expenses for the fiscal year ended December 31, 2009 were $616,389. Total operating expenses for the fiscal year ended December 31, 2008 were $471,629. Other miscellaneous operating increased because of an increase in most elements of the daily operations of the Company, including increases in consulting fees for general administration from $269,475 for fiscal year ended December 31, 2008 to $385,400 for fiscal year ended December 31, 2009, payroll costs from $0 for fiscal year ended December 31, 2008 to $126,360 for fiscal year ended December 31, 2009, attributable to hiring a full-time CEO, legal fees from $71,857 for fiscal year ended December 31, 2008 to $34,861 for fiscal year ended December 31, 2009, accounting fees from $11,680 for fiscal year ended December 31, 2008 to $17,637 for fiscal year ended December 31, 2009, and various other regular operating expenses.

20.
Net Loss. Net loss for fiscal years ended December 31, 2009 and December 31, 2008 were ($802,649) and ($548,200), respectively. The Company’s total Net Loss since inception to December 31, 2008 was ($1,362,378).

Liquidity and Capital Resources; Going Concern

Cash Balance. At December 31, 2010, we had $16,600 cash on-hand and our stockholder’s deficit was ($711,201), and there is substantial doubt as our ability to continue as a going concern. We anticipate incurring losses in the near future. We do not have an established source of revenue sufficient to cover our operating costs in the next 12 months. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

 Item 8. Financial Statements and Supplementary Data

51	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
52	BALANCE SHEET
53	STATEMENT OF OPERATIONS
55	STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
54	STATEMENT OF CASH FLOWS
56	NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Baeta Corp.
Fort Lee, NJ  07024

We have audited the accompanying balance sheets of BAETA Corp. (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and for the period from the re-entering the development state on August 1, 1991 to December 31, 2010. Baeta Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baeta Corp. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2010 and for the period from the re-entering of development stage on August 14, 2007 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming BAETA Corp. will continue as a going concern discussed in Note 6 to the financial statements. BAETA Corp. has incurred losses since its inception and has not established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as going concern. Management’s plans in regards to these matters are also described in Note 6. The financial statements do not include adjustments that might result from the outcome of these uncertainties.

/s/W.T. Uniack & Co., CPA’s P.C.
Woodstock, Georgia
March 29, 2011

Audited Financial Statements
December 31, 2010

Baeta Corp.
( a Developmental Stage Company)
Balance Sheets

	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007

ASSETS

Current Assets
Cash	$16,600	$3,189	$14,475	10,150
Accounts Receivable	5,000
Inventory	28,058	1,713	4,308	0
Total Current Assets	49,658	4,901	18,783	10,150

Other Assets
Software Application	265,607	203,357	47,357	0
Plant Property & Equipment, net of accumulated depreciation of	24,202	21,694	16,061	0
Organization, net of accumulated amortization of $ 204	111	181	251	321
Deposit	1,904	1,904	0	0
Total Other Assets	291,824	227,136	63,669	321
				10,471
TOTAL ASSETS	$341,483	$232,037	$82,452	10,471

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$78,122	$69,805	$2,250	0
Accounts Payable Related Party	249,000	110,000	30,000	0
Line of Credit	46,744	46,708	44,161	0
Other Current Liabilities	57,915	56,492	0	0
Shareholder Advance — Short Term	40,074
Shareholder Note — Short Term	70,000	10,000	0	0
Total Current Liabilities	541,855	293,006	76,411	0

Long-Term Liabilities
Convertible Note	118,194
Interest Payable, Convertible Note	6,667
Shareholder Advance	25,500	28,510	182,600	20,000
Shareholder Note	360,468	288,850
Total Long-Term Liabilities	510,829	317,360	182,600	20,000

TOTAL LIABILITIES	1,052,684	610,366	259,011	20,000

Stockholders' Equity (Deficit)

Preferred stock, 10,000,000 shares authorized with a par value of $ 0.0001. 100 shares of Series A issued or outstanding (100 issued and outstanding as of 2010)	0	0	0	0

Common stock, 100,000,000 shares authorized with a par value of $ 0.0001, issued and outstanding 23,875,466 shares at December 31, 2010	2,388	2,250	2,148	2,000
Paid-in capital	2,052,490	981,800	381,022	0
Losses that have accumulated during the development stage	(2,766,078)	(1,362,378)	(559,729)	(11,529)

Total Stockholders' Equity (Deficit)	(711,201)	(378,328)	(176,559)	(9,529)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$341,483	$232,037	$82,452	10,471

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Operations

	Three-Month Period	Three-Month Period			Cumulative during
	Ended	Ended	Year Ended	Year Ended	development stage
	December 31 2010	December 31 2009	December 31 2010	December 31 2009	August, 2007 to December 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenue	$47	$0	$47	$9,003	$9,121
Total Revenue	47	0	47	9,003	9,121

Cost of Goods Sold
Cost of Goods Sold	17	0	17	2,595	2,629
Total Cost of Goods Sold	17	0	17	2,595	2,629

Gross Profit	30	0	30	6,408	6,492

Operating Expenses

Amortization	150	196	602	423	1,299
Research & Development	75,650	60,000	276,650	60,000	419,062
Sales & Marketing	86,864	31,246	259,278	113,071	424,737
General & Administrative Personnel Expenses	119,162	131,133	483,724	0	483,724
Professional Service Fees	257,910	8,870	323,223	0	323,223
Other miscellaneous operating expenses	14,191	32,120	50,294	616,389	1,088,424
Total Operating Expenses	553,928	263,565	1,393,771	789,883	2,740,469

Loss From Operations	(553,898)	(263,565)	(1,393,741)	(783,475)	(2,733,977)

Other income (expense)
Gain on Repurchase of Shares			51,000		51,000
Charitable Donation		(5,000)		(5,000)	(7,500)
Interest expense	(18,202)	(6,490)	(59,229)	(12,546)	(71,743)

Net Loss Before Provision For Income Taxes	(572,100)	(275,055)	(1,401,970)	(801,021)	(2,762,220)

Provision For Income Taxes	547	130	1,730	1,628	3,858

Net Loss	$(572,647)	$(275,185)	$(1,403,700)	$(802,649)	$(2,766,078)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)	$

Weighted average number of common shares - basic and diluted	23,611,736	23,532,826	23,031,530	21,873,711

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Cash Flows

					Cumulative during
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	development stage January 1, 2008 to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,403,700)	$(802,649)	$(548,200)	$(11,529)	$(2,766,078)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	532	353	175		1,060
Amortization	70	70	70	29	239
Stock Based Compensation	700,828	402,380	146,070		1,249,277
Increase in current assets and liabilities;
Increase (decrease) in accounts payable	8,317	67,555	2,250		78,122
Increase (decrease) in accounts payable related party	139,000	80,000	30,000		249,000
Increase (decrease) in Other Current Liabilities	1,423	56,492			57,915
Decrease (Increase) in Inventory	(26,345)	2,595	(4,308)		(28,058)
Decrease (Increase) in Deposit	0	(1,904)			(1,904)
Net cash used by operating activities	(579,876)	(195,107)	(373,943)	(11,500)	(1,160,427)

CASH FLOWS FROM INVESTING ACTIVITIES

PP&E	(3,040)	(5,986)	(16,236)		(25,262)
Expenditure for organization expense	0	0	0	(350)	(350)
Software Application	(62,250)	(156,000)	(47,357)		(265,607)
Net cash provided by (used in) investing activities	(65,290)	(161,986)	(63,593)	(350)	(291,219)

CASH FLOWS FROM FINANCING ACTIVITIES

Convertible Note	168,194				168,194
Interest Payable, Convertible Note	6,667				6,667
Shareholder Advance	37,064	(154,090)	162,600	20,000	65,574
Shareholder Note	131,618	298,850	0		430,468
Line of Credit	36	2,547	44,161		46,744
Additional Financing Fees
Change in Common Stock Value
Common Stock Issued	215,001	198,500	235,100	2,000	650,601
Preferred Stock Issued	100,000
Net cash provided by (used in) financing activities	658,580	345,808	877,461	22,000	1,368,249

Net increase (decrease) in cash & cash equivalents	13,413	(11,286)	4,325	10,150	(83,397)

Cash at beginning of period	3,189	14,475	10,150	-	-

Cash at end of period	$16,600	$3,189	$14,475	$10,150	$(83,397)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	1,462	1,498	500	-	3,460

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Stockholders' Equity (Deficit)

							Additional	Retained
	Preferred Shares A		Preferred Shares B		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, August 14, 2007					-	-	-	-	-

Common stock issued,August 14, 2007					20,000,000	2,000	-	-	2,000
Loss for the period beginning Aug 14, 2007 ( inception) to December 31, 2007								(11,529)	(11,529)

Balance, December 31, 2007					20,000,000	2,000	-	(11,529)	(9,529)

Preferred Stock - Series A	100	-
Stock issued for service and consulting					536,280	54	146,016		146,070
Private Placement Issuances, August 1, 2008					930,400	93	232,507		232,600
Charitable donation, Nov 17, 2008					10,000	1	2,499		2,500
Loss for the year ended Dec 31, 2008								(548,200)	(548,200)

Balance, December 31, 2008	100	-			21,476,680	2,148	381,022	(559,729)	(176,559)

Stock issued for service and consulting					627,372	63	313,623		313,686
Option Holder's Equity							88,694		88,694
Private Placement Issuances					387,000	39	193,461		193,500
Charitable donation					10,000	1	4,999		5,000
Loss for the year ended Dec 31, 2009								(802,649)	(802,649)

Balance, December 31, 2009	100	-			22,501,052	2,250	981,800	(1,362,378)	(378,328)

Preferred Stock - Series B			2	-			100,000		100,000
Stock issued for service and consulting					238,150	24	119,051		119,075
Option Holder's Equity							20,382		20,382
Private Placement Issuances					10,000	1	4,999		5,000
Charitable donation					-	-	-		-
Loss for the quarter ended March 31, 2010								(305,312)	(305,312)

Balance, March 31, 2010 - Unaudited	100	-	2	-	22,749,202	2,275	1,226,232	(1,667,689)	(439,183)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					210,623	21.06	105,290		105,312
Option Holder's Equity							19,545		19,545
Private Placement Issuances					120,000	12.00	29,988		30,000
Beneficial Conversion feature on Convertible Note							50,000		50,000
Charitable donation					-	-	-		-
Loss for the quarter ended June 30, 2010								(275,787)	(275,787)

Balance, June 30, 2010 - Unaudited	100	-	2	-	23,079,825	2,308	1,431,055	(1,943,476)	(510,113)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					(73,181)	-7.32	39,417		39,410
Option Holder's Equity							19,399		19,399
Private Placement Issuances					150,000	15.00	59,985		60,000
Beneficial Conversion feature on Convertible Note
Charitable donation					-	-	-		-
Loss for the quarter ended September 30, 2010								(249,955)	(249,955)

Balance, Sept 30, 2010 - Unaudited	100	-	2	-	23,156,644	2,316	1,549,856	(2,193,431)	(641,259)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					458,822	45.88	358,592		358,638
Option Holder's Equity							19,067		19,067
Private Placement Issuances					260,000	26.00	119,975		120,001
Beneficial Conversion feature on Convertible Note
Charitable donation					-	-	-		-
Loss for the quarter ended December 31, 2010								(572,647)	(572,647)

Balance, Dec. 31, 2010 - Unaudited	100	-	2	-	23,875,466	2,388	2,047,491	(2,766,078)	(716,199)

See Notes to Financial Statements

BAETA CORP.
A Development Stage Company
NOTES TO AUDITED FINANCIAL STATEMENTS
Fiscal Year Ending December 31, 2010

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

As of December 31, 2010, the Company had not yet commenced any substantive commercial operations. All activity through December 31, 2010 relates to the Company’s formation and initial research and development.

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

During the quarter there was one MyHealth Trends for Weight Control product sold and fifteen units provided for marketing demonstration purposes reducing finished goods inventory from 50 to 36 units. There were also 49 MyHealth Trends for Pain finished goods at the end of the quarter.  Components to make an additional 1,000 units were delivered during the quarter.

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

Income (Loss) Per Share:

In accordance with FASB ACS 260 “Earnings Per Share”, the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period presented. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at December 31, 2010, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

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

As of December 31, 2010 the Company has cash balance of $16,600and no accounts receivable.

Special – purpose entities

The Company does not have any off-balance sheet financing activities.

Fiscal Year

The Company has adopted December 31 for its accounting fiscal year.

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

NOTE 2: Revolving line of credit

As of December 31, 2010, the Company is obligated under unsecured line of credit of $50,000 from a bank and principal balance of such a loan is $ 46,744. The current interest rate on this line of credit is 9.24%, with no maturity date. The debt is also guaranteed by a personal liability of an officer and shareholder.

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

On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc. At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak. Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome in shares of its common stock. Extranome has received 30,000 shares for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash. Through December 31, 2010, BAETA had issued to Extranome 660,000 shares.

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
Shareholder Advance increased to $97,192 as of December 31, 2010. The advance relates to accrued interest from the Shareholder Loans plus an additional $13,000 advance from Dr. Alexander Gak.

NOTE 4: Stockholders’ Equity:

Preferred stock

The Company is also authorized to issue 10,000,000 shares of Series A preferred stock with a par value of $ 0.0001. On June 23, 2008, the Board of Directors approved the designation of 100 shares of preferred stock as Series A Preferred Stock. As of December 31, 2010, Company has 100 preferred shares Series A issued or outstanding.

The Company is also authorized to issue 10 shares of Series B preferred stock with a par value of $ 0.0001. On February 8, 2010, the Board of Directors approved the designation of 2 shares of preferred stock as Series B Preferred Stock. As of December 31, 2010, Company has 2 preferred shares Series B issued or outstanding.

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

Common stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $ 0.0001. As of December 31, 2009, the Company had 22,501,052 shares issued and outstanding. As of December 31, 2010, Company has 23,875,466 shares issued and outstanding.

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

On October 4, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 200,000 shares to that investor. The investor purchased the shares at $0.50 per share.

On October 28, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 20,000 shares to that investor. The investor purchased the shares at $0.25 per share.

On October 29, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 10,000 shares to that investor. The investor purchased the shares at $0.50 per share.

On October 29, 2010, the Company issued 76,742 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation

On November 30, 2010, the Company issued 52,767 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation

On December 20, 2010, the Company issued 87,767 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On December 20, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 10,000 shares to that investor. The investor purchased the shares at $0.50 per share.

On December 20, 2010, the Company conducted an offering of its common stock to an accredited investor and issued 20,000 shares to that investor. The investor purchased the shares at $0.50 per share.

Stock Options

As of December 31, 2009, the Company had granted options to purchase 1,631,125 shares. As of December 31, 2010, the Company had granted options to purchase 1,660,300 shares, of which options to purchase 520,300 shares had vested. During the period, the Company awarded option grants to purchase a total of 29,175 shares, which had an average contract life of 10 years until they expire, and options to purchase 389,175 shares vested. For those grants during the period, the company used the valuation method described in the Significant Accounting Policies (Footnote 1 “Stock Options Issued for Services Rendered” section) and used the options with the closest expiration date available for the similar entity, with the closest strike price to the current share price because all of the Company’s option grants are issued at a strike price equal to the current share price at the time, which resulted in an implied volatility, from the average of the bid and ask implied volatilities, of 57.45, a risk free rate of 3.19%, and a resulting total value of $7,159 for those option grants. $78,393 of options were expensed as compensation costs during the period.

During the twelve-month period, the following aggregate option grants were made:
Shares Available for the Grant(s)	Vesting Period (same as Service Period)	Maximum Contractual Life
29,175	Immediate	10 years

Below is information about the options outstanding:
	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Value
Outstanding December 31, 2009	1,631,125	$0.50	8.9	$340,825
Granted	29,175	$0.50	10	$7,159
Exercised	0
Forfeited	0
Expired	0
Outstanding December 31, 2010	1,660,300	$0.50	7.14	$347,984
Vested during the Period	389,175	$0.50	7.16	$81,845
Total vested at December 31, 2010	520,300	$0.50	7.45	$111,060
* All vested options are currently exercisable

Total nonvested awards that are not yet recognized as compensation cost have a value of $180,897 and are expected to be recognized over a weighted-average period of 2.7 years.

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

The Company has a net operating loss carry forward for tax purposes totaling approximately $ 2,462,435 at December 31, 2010. The net operating loss carries forward for income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, through 2028 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

	December 31	December 31
	2010	2009
Tax benefit of net operating loss carryforward	$861,852	$389,457

Valuation allowance	(861,852)	(389,457)
Net deferred tax asset recorded	$-	$-

NOTE 6: Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception was $2,766,078, working capital deficit of $492.197 and stockholders’ equity deficit of $ 711,201 as of December 31, 2010.

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

NOTE 10: Reserve Equity Financing Agreement

On September 28, 2010 the Company entered into a Reserve Equity Financing Agreement (the “Financing Agreement”) with AGS Capital Group, LLC a New York based limited liability company (the “Investor”). Pursuant to the Financing Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $5,000,000 of the Company’s common stock, over a period of 36 months commencing on the first trading day following the effectiveness of the registration statement on Form S-1, registering the resale of shares purchased by the Investor pursuant to the Financing Agreement (the “Equity Line”). On March 15, 2011, the Company withdrew the Registration Statement on Form S-1 and terminated the Agreement with AGS Capital due to compliance concerns with the Reserve Equity Financing Agreement.

In connection with the preparation of the Financing Agreement, the Company paid Investor a due diligence document and preparation fee of 22,000 shares of restricted common stock on September 13, 2010.

On October 20, 2010 the Company issued 241,546 shares of Common Stock as payment for committing to the Reserve Equity Financing Agreement.

NOTE 11: Material Subsequent Events (unaudited)

On February 4, 2011 the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission relating to a proposed offering of the Company's common stock. A portion of the shares registered were being offered for sale pursuant to the Reserve Equity Financing Agreement entered into between the Company and AGS Capital Group, LLC on September 28, 2010 as described above. The remaining shares were to be offered to the public through Baeta's Officers and Directors on a best-efforts basis. On March 15, 2011, BAETA Corp. withdrew the Registration Statement and effectively terminated the agreement with AGS Capital due to compliance concerns with the Reserve Equity Financing Agreement.

On March 17, 2011, the Company entered into Securities Purchase Agreement (the “Convertible Note Agreement”) with Asher Enterprises, Inc., a Delaware corporation (the “Investor”), authorizing the Investor to purchase a convertible note (the “Note”) in the principal amount of $37,500 with an interest rate of 8% per annum and a maturity date of December 21, 2011. The parties closed on the transaction on March 25, 2011.

Pursuant to the Convertible Note Agreement and the Note, the Investor, or registered Assigns (in either case the “Holder”), shall have the right, from time to time, and at any time during the period beginning on the date which is 180 days following the date of the Note and ending on the later of the maturity date or the date of payment of the Default Amount (as defined in the Note), to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock of the Company; provided however, to the extent that the Holder’s beneficial ownership of the Common Stock of the Company would not exceed 4.99% at any such time as a result of its conversion of the Note. The convertible feature of the Note entitles the Holder to, upon submission of a Notice of Conversion to the Company, convert portions of unpaid principal of the Note into shares Common Stock at a price equal to 58% (a 42% discount) of the average of the lowest five (5) Trading Prices (as defined below) of the Company’s the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the conversion date. “Trading Price” means the closing bid price of the Company’s Common Stock on the Over-the-Counter Bulletin Board (the “OTCBB”) or, if the OTCBB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 26, 2009, Stan J.H. Lee, CPA, CMA, declined to stand for re-election and effectively resigned as auditor of BAETA Corp.

Since inception of our Company of which Stan J.H. Lee, CPA, CMA has been the Company’s independent public auditor, never in its principal accountant's report on the financial statements has such report contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. There have also been no material disagreements with Stan J.H. Lee, CPA, CMA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Stan J.H. Lee, CPA, CMA, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Subsequently, the Company hired W.T. Uniack & Co., CPAs, P.C. as independent public auditor going forward, as of June 30, 2009. Prior to its engagement, neither the Company nor anyone on its behalf has consulted W.T. Uniack & Co., CPAs, P.C., regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; as such, no written or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event, as there were none.

Management conducted a review of the December 31, 2008 audited financial statements, and determined that many material errors were present necessitating a re-audit, and as such, directed W.T. Uniack & Co., CPAs, P.C. to re-audit the Company financials for the year ending December 31, 2008. The re-audited (restated) and corrected financial statements for the year ending December 31, 2008 are enclosed with this Report.

Item 9AT. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Executive Officer, Mr. Leonid Pushkantser, and our Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer Mr. Jeff Burkland, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2010 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

Further identification of material weaknesses identified includes:

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

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of its CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2010 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2010 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Management has also identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

We are in the process of developing and implementing remediation plans to address our material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations, and/or have raised significant additional working capital.

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the respective names, ages and positions of our directors and executive officers as well as the year that each of them commenced serving as a director with BAETA. The terms of all of the directors, as identified below, will run until our annual meeting of stockholders in 2011 or until their successors are elected and qualified.

Person and Position:	Age:	Held Position Since:
Dr. Alexander Gak, M.D. President and Chairman of the Board	41	August 14, 2007
Mr. Leonid Pushkantser Chief Executive Officer and Director (Principal Executive Officer)	56	May 29, 2009
Mr. Jeff Burkland Chief Financial Officer (Principal Financial and Accounting Officer)	39	March 1, 2009
Eugene Gribov Chief Technology Officer	45	May 29, 2009
Lee Smith Chief Marketing Officer	46	May 29, 2009
Dr. Michael Semenovski, M.D. Chief Medical Officer	41	March 1, 2011

Management and Director Biographies

Each of the foregoing persons may be deemed a “promoter” of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

Dr. Alexander Gak, M.D., 41, is Chairman and President of BAETA Corp., and is currently serving on a part-time basis, dedicating approximately 50% of his time on matters relating to BAETA. An ABA Board Certified anesthesiologist, Dr. Gak is an Attending Anesthesiologist at Liberty Anesthesia Associates, LLC and is responsible for patient care throughout the Jersey City Medical Center and in various outpatient settings. Dr. Gak has held this position from 2006, through the present time. Prior to his tenure at Jersey City Medical Center, from 2001 – 2006, Dr. Gak served as an Attending Anesthesiologist at the Englewood Hospital and Medical Center in Englewood, New Jersey.

Dedicated to a career in the medical industry and based upon his ongoing efforts to improve patient care, Dr. Gak has been the creative force behind Baeta Corp.’s products and is cited as an inventor on multiple patent applications. Previously, Dr. Gak served as an Attending Anesthesiologist at the Englewood Hospital and Medical Center in Englewood, New Jersey, conducting his Residency at the Mount Sinai School of Medicine in New York. Dr. Gak obtained his Medical degree from the Stony Brook School of Medicine in Stony Brook, New York. A member of the Golden Key Honor Society and the Dean’s List, Dr. Gak graduated Magna Cum Laude from Hunter College, CUNY with a Bachelor’s degree in Chemistry.

Mr. Leonid Pushkantser, 56, joined BAETA Corp in May 2009 as the Company’s Chief Executive Officer, and is currently serving the Company on a fulltime basis in the capacity of Chief Executive Officer and Director. In January 2010, Mr. Pushkantser was elected to the Board of Directors by majority shareholder vote. Working in the manufacturing and medical industries for more than two decades, Mr. Pushkantser has experience manufacturing and bringing new products to market — both domestically and internationally. Prior to joining Baeta Corp., Mr. Pushkantser was the Vice President of Operations for AFC Industries where he was responsible for engineering, manufacturing, quality assurance, customer service, human resources, cost accounting and profitability, and compliance with FDA, EPA, and OSHA standards. Previously, Mr. Pushkantser was also a Director of Manufacturing, Plant Manager and Processing Manager for an FDA regulated automated cancer screening test.

Mr. Pushkantser received a Master's of Science in Business Operations and a Bachelor's of Science in Mechanical Engineering — both from Polytechnic University in Kiev, Ukraine.

Below is a timeline of Mr. Pushkantser’s employment experience since 1992:
2003 to 2009 Vice President of Operations; AFC Industries
2000 to 2003 Director of Manufacturing; Refcon, Inc.
1999 to 2000 Plant Manager; Superior Walls of the Hudson Valley
1992 to 1999 Processing Manager; NeuroMedical Systems, Inc.

Mr. Jeff Burkland, 39, is Chief Financial Officer of BAETA Corp. and is currently serving on a part-time basis, dedicating approximately 15% or 6 hours per week on matters relating to BAETA. Mr. Burkland has over 15 years of business experience in both strategic and tactical financial roles, building financial models, performing financial analysis and fund raising as well as in operation roles, managing and improving operational processes and leading marketing and product management efforts.

Education and Certification:
•	MBA, Harvard Business School, First Year Honors
•	BS, Electrical Engineering and Economics, Summa Cum Laude, Duke University
•	Oxford University, International Finance Studies

Since the beginning of 2008 to the present date, Mr. Burkland has provided independent consulting to startup and growth companies, performing strategic finance duties, including:

•	Critical financial modeling and other support for the Series B raise of a SaaS provider in the Consumer Packaged Goods and retailer space.
•	Fund raising and accounting management at eRealInvestor, a software service provider for real estate investors.
•	Cash management, business model development and organizational planning and analysis as CFO for CRC Results, an internal audit consulting company.
•	Fund raising as an advisor for firms raising money as well as in the roll of a potential investor.

From 2005 through 2008, Mr. Burkland was co-Principal of CRC Results and, as part of that role, led Sarbanes-Oxley Section 404 efforts for several large and small-cap telecommunications and financial services clients.

From early 2004 to the beginning of 2005, Mr. Burkland provided independent consulting, assisting companies with their Sarbanes-Oxley Section 404 efforts.

Mr. Burkland has previously held the role of VP of Finance and Operations for Synaptex, a software company. As a member of the senior management team, Mr. Burkland developed the business plan, financial forecasts, industry analysis and competitive analysis for the company.

Mr. Burkland’s permanent roles included employment with UTStarcom, a telecommunications equipment manufacturer, where he was a key member of a small team responsible for extending the company’s presence outside of China.

At Zhone Technologies, Mr. Burkland ran tactical segment marketing for the 500-person telecom equipment manufacturer. He prepared several board-level market-assessment presentations, developed and executed sales promotions, and interfaced with research analysts. Prior to Zhone, Mr. Burkland worked in product management at NorthPoint Communications, a heavily financed DSL service provider.

Mr. Burkland began his career at AT&T, where he was selected to the company’s Fast Track Program.

Mr. Burkland completed his MBA at Harvard Business School after his tenure with AT&T.

Mr. Eugene Gribov, 45, joined BAETA Corp in May 2009 as the Company’s Chief Technology Officer, and is currently serving the Company on a part-time basis devoting approximately 25% of his time on matters relating to BAETA Corp. Mr. Gribov has more than 20 years of international engineering management, product development, and offshore manufacturing management experience across a wide array of sectors including the Information Technology and Medical industries.

Mr. Gribov is currently the President of Globe Audio Design Inc. which develops high-power audio solutions. Previously Mr. Gribov designed semiconductor, integrated circuitry, optoelectronic, and software-based solutions for Kintek Inc. and Globe Ltd. Further showcasing Mr. Gribov's technical skills, he worked in a select group of researchers under the direct supervision of Nobel Prize winner, Zhores Alferov.

Mr. Gribov graduated with honors from Sankt-Peterburgskij Gosudarstvennyj Elektrotehniceskij Universitet (LETI) with a Master's of Science in Electrical Engineering.

Below is a timeline of Mr. Gribov’s employment history since 1989:
2004 – Present: Globe Audio Design Inc
2003 –2003 (10 months): Gemini Sound Products Corp
1996 –2002: Kintek Inc
1994 –1996: Globe Ltd
1989 –1993: Physical Technical Institute of Russian Academy of Science

Mr. Lee Smith, 46, joined BAETA Corp in May 2009 as the Company’s Chief Marketing Officer, and is currently serving the Company on a part-time basis devoting approximately 25% of his time on matters relating to BAETA Corp. With more than 20 years of experience in the technology, marketing, and advertising industries, Mr. Smith has a track record of developing new products, defining successful brands, creating marketplace awareness, and driving sales.

Mr. Smith is the President and CEO of Persuasive Brands, a marketing services agency dedicated to branding and sales generation. Previously, Mr. Smith was the founder, COO, and acting CEO of InsightExpress, a firm he grew to one of the 50 largest market research companies in the United States in six years. Mr. Smith's innovative ideas and business practices have been recognized via four U.S. patents.

Mr. Smith holds an MBA in Marketing and Finance from Carnegie Mellon University's Tepper Business School and a Bachelor's of Science in Computer Science from The Pennsylvania State University.

Below is a timeline of Mr. Smith’s employment experience since 1986:

2005 to Present: President & CEO; i-Decide and Persuasive Brands
1999 to 2005: Founder, President, COO, and Acting CEO; InsightExpress
1997 to 1999: Vice President, Marketing and Business Development; NFO
1995 to 1997: Product Strategist, Structured Finance; Moody’s Investors Service (a Dun & Bradstreet Company)
1993 to 1995: Management Executive; Dun & Bradstreet
1991 to 1993: MBA Program; Carnegie Mellon University’s Business School
1986 to 1991: Senior Systems Programmer; Unisys

Dr. Michael Semenovski, M.D., 41, joined BAETA Corp in March 2011 as the Company’s Chief Medical Officer, serving the Company on a part-time basis dedicating approximately 5% if his time on matters relating to BAETA.

In addition to his part-time efforts serving BAETA Corp., Dr. Michael Semenovski is a Resident Anesthesiologist at Caritas St. Elizabeth's Medical Center in Boston, Massachusetts. Previously, Dr. Semenovski worked at Maimonides Medical Center and conducted research for New York University’s Anesthesiology Department.

Dr. Semenovski is a member of the American Society of Anesthesiologists and the American College of Surgeons. He is a frequent presenter at medical conferences, and has been appointed as a Clinical Associate at Tufts University School of Medicine. Dr. Semenovski received his Doctor of Medicine Degree from Ross University School of Medicine with High Honors and interned at Maimonides Medical Center. He is also a graduate of Long Island University in Brooklyn, New York and St. Petersburg Academy of Airspace Instrument Engineering in St. Petersburg, Russia.

Our Board of Directors:

Dr. Alexander Gak, President and Chairman
Board Appointment: Inception-Present

Mr. Leonid Pushkantser, Chief Executive Officer and Director
Board Appointment: January 2010-Present

The Scientific Advisory Board Members:

Alex Y. Bekker, M.D., PH.D., joined BAETA’s Scientific Advisory Board on January 29, 2009, and is a Professor of Anesthesiology and Neurosurgery and Vice Chair for Research at NYU School of Medicine in New York; Attending Anesthesiologist, New York University Medical Center and Bellevue Hospital in New York. Dr. Bekker is Chairman of the Scientific Advisory Board for BAETA Corp.

Dr. Bekker earned his Ph.D. in Biomedical Engineering from the New Jersey Institute of Technology in Newark and his M.D. from University of Medicine and Dentistry of New Jersey. Completing his residency in anesthesiology at Columbia-Presbyterian Medical Center in New York, Dr. Bekker has a longstanding interest in the perioperative management of geriatric patients. Dr. Bekker has served as the principal investigator of numerous clinical trials related to perioperative care of the elderly, treatment of acute pain and postoperative nausea and vomiting, and clinical pharmacology of new analgesics and sedatives. The author of more than 50 original papers in peer-reviewed journals, Dr. Bekker is regularly invited to present lectures and moderate scientific panels at national and international anesthesiology/pain management meetings. Dr. Bekker is internationally recognized as an expert in clinical pharmacology, neuroanesthesia, postoperative pain management and perioperative organ protection.

Education:
1970-1974 B.S., Chemistry, Tbilisi University, Tbilisi, Georgia
1980-1983 M.S.,Chemical Engineering, New Jersey Institute of Technology, Newark.
1983-1987 Dr.Eng., Biomedical Engineering, New Jersey Institute of Technology
and University of Medicine and Dentistry of New Jersey, Department of
Physiology, Newark, NJ
1987-1991 M.D., University of Medicine and Dentistry of New Jersey -
New Jersey Medical School, Newark, NJ

Postdoctoral Training:
1991 – 1992 Intern in Medicine/Pediatrics, St. Joseph's Hospital and Medical
Center, Paterson, NJ
1992 - 1995 Resident, Anesthesiology, Columbia-Presbyterian Medical Center, New
York, NY
2007-2008 Physician Leadership Development Course, New York University, New
York, NY

Licensure & Certification:
1995 New Jersey State License Registration
1996 New York State License Registration
1996 American Board of Anesthesiology Certificate

Academic Appointments:
1996-present Adjunct Professor of Biomedical Engineering, New Jersey Institute of
Technology, Newark, NJ
1995-2001 Assistant Professor of Anesthesiology, New York University Medical
Center, New York, NY
2001-2008 Associate Professor of Anesthesiology, New York University Medical
Center, New York, NY
2004-2008 Associate Professor of Neurosurgery, New York University Medical
Center, New York, NY
2008-present Professor of Anesthesiology and Neurosurgery, New York University
Medical Center, New York, NY

Hospital Appointments:
1995-present Attending Anesthesiologist, New York University Medical Center, New
York, NY
1995-present Attending Anesthesiologist, Bellevue Hospital, New York, NY

Administrative Responsibilities:
1997-1999 Associate Director of Neuroanesthesia, New York University Medical
Center, New York, NY
1999-present Chief of Neuroanesthesia, New York University Medical Center, New
York, NY
2003-present Coordinator of Operating Rooms Scheduling, New York University
Medical Center, New York, NY
2004-present Director of Clinical Research, Department of Anesthesiology, New York
University Medical Center, New York, NY
2007-present Vice-Chair for Strategic Development, Department of Anesthesiology,
New York University Medical Center, New York, NY

Professional Positions:
1975-1977 Research Chemist, Iso
1979-1981 Project Engineer, Catalyst Research Corporation, Palisades Park, NJ
1980-1981 Visiting Scholar, Columbia University, Department of Chemical

Engineering, New York, NY
1981-1986 Research Engineer/Project Manager, Allied-Signal Corporation,
Corporate Technology Center, Morristown, NJ

Marco Pappagallo, M.D., joined BAETA’s Scientific Advisory Board on February 7, 2009, and is a Professor, Department of Anesthesiology and Director of Pain Medicine Research and Development at the Mount Sinai School of Medicine in New York, New York.

Dr. Pappagallo is one of the foremost experts in the field of pain medicine. Since mid-2006, Dr. Pappagallo has served as a Professor in the Department of Anesthesiology at Mount Sinai School of Medicine in New York City, where he is also an Director of Pain Medicine Research and Development and Attending Physician.

In the past, Dr. Pappagallo held the titles of Director-Division of Chronic Pain and Attending Physician in the Department of Pain Medicine and Palliative Care at Beth Israel Medical Center in New York City, and prior to this, Director of the Comprehensive Pain Treatment Center and Attending Physician in the Department of Neurology at the Hospital for Joint Diseases, in New York City. He also served as an Attending Physician in the Department of Neurology and Director, Division of Pain Medicine (Department of Neurology) at The Johns Hopkins Medical Institutions in Baltimore. Dr Pappagallo has also served as an Associate Professor in the departments of Neurology and Anesthesiology at Albert Einstein College of Medicine and the NYU School of Medicine, both in New York.

Education:
Nov 1976 - Nov 1982 Medical Doctor Degree "Summa cum Laude"
School of Medicine, University of Rome
Rome, Italy

Postdoctoral Training:
July 1986 – June 1987 Internship, Internal Medicine
Cabrini Medical Center, New York Medical College
New York, New York
July 1987 – June 1990 Residency, Neurology
State University of New York at Stony Brook
Stony Brook, New York
July 1990 – June 1993 Clinical & Research Fellowship in Pain Medicine
The Johns Hopkins Pain Treatment Center
Baltimore, Maryland

Certification:
Nov 1992 ABPN Neurology Board Certification # 36631
Sept 2000 ABMS Pain Management Board Certification #29
Recognized by the American Boards of Anesthesiology,
Psychiatry / Neurology, and Physical Medicine/ Rehabilitation

Licensure:
October 20, 1989 New York State Physician License # 180493

Academic Appointments:
July 1993 – June 1995 Clinical Instructor
Departments of Neurology, Neurosurgery, Anesthesiology
The Johns Hopkins University School of Medicine
Baltimore, Maryland
July 1995 - June 1999 Assistant Professor
Departments of Neurology, Neurosurgery, and Anesthesiology
The Johns Hopkins University School of Medicine
Baltimore, Maryland
July 1999 - June 2003 Associate Professor
Department of Neurology
NYU School of Medicine,
New York, New York
July 2003 – June 2006 Associate Professor
Departments of Neurology and Anesthesiology
Albert Einstein College of Medicine

Bronx, New York
July 2006 – Present Professor,
Department of Anesthesiology
Director – Pain Medicine Research and Development
Mount Sinai School of Medicine
New York, New York

Hospital Appointments:
July 1993 - June1999 Director, Division of Pain Medicine, Dept of Neurology
Attending Physician, Dept of Neurology
The Johns Hopkins Medical Institutions, Baltimore, Maryland
July 1999 – June 2003 Director - The Comprehensive Pain Treatment Center,
Attending Physician, Dept. of Neurology
Hospital for Joint Diseases, (HJD) Orthopedic Institute, Mt.
Sinai/NYU Health, New York, NY
July 2003 – June 2006 Director - Division of Chronic Pain
Attending Physician, Dept. of Pain Medicine & Palliative Care
Beth Israel Medical Center, New York, New York
July 2006 – Present Attending, Department of Anesthesiology
Mount Sinai Hospital, New York, New York

Samyadev Datta, M.B., B.S., FRCA., joined BAETA’s Scientific Advisory Board on January 25, 2009, and is a Director, Center for Pain Management in Hackensack, New Jersey.

Dr. Datta earned his medical degree from the Government Medical College in Mysore, India. Board Certified in anesthesiology from three countries, Dr. Datta conducted his most recent postdoctoral training in anesthesiology and pain management at Columbia Presbyterian Medical Center, Memorial Sloan-Kettering Cancer Center, and Cornell University Medical College, all in New York, New York.

An author of numerous articles, contributor to multiple books, and frequent guest speaker, Dr. Datta is a member of the Association of Anesthetists of Great Britain and Ireland, American Society of Anesthesiology, International Association for the Study of Pain, International Spinal Intervention Society, and American Society of Interventional Pain Physicians. As a nationally recognized expert in pain management, Dr. Datta has served on the Advisory Boards of Faulding Laboratories and Janssen Pharmaceuticals, among others. He is presently involved in multiple drug trials.

Education:
Kendriya Vidyalaya April, 1972 H.Sc. Shillong, India.
Government Medical College April, 1979 M.B.,B.S. Mysore, India.

Post Doctoral Training:
1978 - 1979 Rotating Internship Krishna Rajendra Hospital
Mysore, India
1979 - 1980 House Officer, Surgery/Medicine Safdarjung Hospital
New Delhi, India
1981 - 1982 Resident, Anaesthesia Safdarjung Hospital
New Delhi, India

Licensed Physician:
Karnataka State 1979 Bangalore, India
General Medical Council 1988 London, UK
Kansas 1995 Topeka, Kansas
New York 1996 Albany, NY
New Jersey 2000 Trenton, NJ

Board Certification:
Diploma in Anesthesia 1982 India
Doctor of Medicine (Anaesthesia) 1984 India
Diploma in Anaesthesia 1986 UK
Fellow of Royal College 1987 UK
Diplomate, American Board of Anesthesiology 1996 USA
American Board of Anesthesiology Certificate in 1998 USA

Positions And Appointments:
1980 - 1981 Research Officer All India Heart Foundation
New Delhi, India
1992 - 1994 Consultant, Anaesthesia, In charge Armed Forces Hospital
Pain Service Riyadh, Saudi Arabia
1996 - 1999 Clinical Assistant Anesthesiologist Memorial Hospital for Cancer
Department of Anesthesiology and Allied Diseases
and Critical Care Medicine(Division New York, NY
of Pain)
1996 - 1999 Clinical Assistant Memorial Sloan-Kettering Cancer Center
(Division of Pain) New York, NY
1996 - 2000 Instructor in Anesthesiology Weill Medical College of Cornell University
New York, NY
1999 - 2000 Assistant Attending Anesthesiologist Memorial Hospital for Cancer
Department of Anesthesiology and Allied Diseases
And Critical Care Medicine(Division New York, NY
of Pain)
1999 - 2000 Assistant Clinical Member Memorial Sloan-Kettering Cancer Center
(Division of Pain) New York, NY
2000 - 2000 Assistant Professor in Anesthesiology Weill Medical College of Cornell University
New York, NY
2000 - 2005 Consultant Anesthesiologist Holy Name Hospital, Teaneck, NJ
2002 - 2005 Director, Pain Management Services Holy Name Hospital, Teaneck, NJ
2005-present Director, Center for Pain Management Hackensack, NJ

Lauren Shaiova, M.D., B.S., joined BAETA’s Scientific Advisory Board on February 19, 2009, and is a Chief of Palliative Care and Pain Medicine, Metropolitan Hospital Center in New York, NY.

Dr. Shaiova earned her medical degree from The Autonomous University of Guadalajara, the oldest and largest private university in Mexico, and the Medical College in Valhalla, New York. Dr. Shaiova completed her most recent postdoctoral training in palliative care, pain management, physical medicine, and rehabilitation at Memorial Sloan- Kettering Cancer Center and St. Vincent's Hospital in New York, NY.

A nationally recognized academic and medical professional, Dr. Shaiova previously held positions at Memorial Sloan-Kettering Cancer Center, Medical College of Cornell University, Albert Einstein College, and Beth Israel Medical Center. Throughout her career, Dr. Shaiova has received numerous international awards recognizing her work.

Dr. Shaiova has been extensively involved in multiple research initiatives, is a scientific reviewer for 15 journals; has authored numerous articles for books and journals; and has been interviewed for magazine and television stories. Dr. Shaiova is a member of the American Pain Society, American Academy of Hospice and Palliative Medicine, and the American Academy of Physical Medicine and Rehabilitation, among other professional organizations.

Educational Background:
B.S. Indiana University July 1975-June 1979
Bloomington, Indiana
M.D. Autonomous Univ. of Guadalajara June 1982-July 1986
Guadalajara, Mexico
5th. Pathway Program, New York
Medical College, Valhalla, NY June 1989-July 1990

Postdoctoral Training:
Internship in Internal Medicine, Roosevelt Hospital, New
York July 1990-June 1991
Resident in Physical Medicine and Rehabilitation, Rush Presbyterian Hospital, New
York. June 1991-July 1992
Resident in Physical Medicine and Rehabilitation, St. Vincent’s Hospital,
New York July 1992-June 1994
Fellowship in Pain Medicine and Palliative Care
Dept. of Neurology, Pain and Palliative Care Service
Memorial Sloan-Kettering Cancer Center
July 1994- February 1996

Academic Appointments/Hospital Appointments:
Chief of Department of Pain Medicine and Palliative Care
Metropolitan Hospital Center
NYC NY Associate Professor NY Medical College( pending
Review September 2007 current
Associate Attending, Pain and Palliative Care Service, Department of Neurology
Memorial Sloan-Kettering Cancer Center, New York, New York.
Parallel Appointment Weill Medical College of Cornell University July 2006 – June
2007
Director of Inpatient Palliative Medicine unit Memorial Sloan-Kettering Cancer
Center
June 2006-June 2007
Assistant Professor, Department of Anesthesia, Albert Einstein College of Medicine,
June 2003 to June 2006.
Attending Physician Department of Pain and Palliative Care, Beth Israel Medical
Center. September 1997-June 30, 2006
Medical Director of Pain and Palliative Care Service, Rivington House HIV/AIDS Center
July 2005 to June 2006.
Director of Palliative Care, Kessler Institute for Rehabilitation, East Orange, New
Jersey. January 1997-August 1997.consultant, Pain and Palliative Medicine in HIV
Department, Broadway House, Newark, New Jersey. January 1997-August 1997.
Medical Director, West Essex Hospice, West Orange, New Jersey, Instructor University
Medicine and Dentistry of New Jersey, January 1997-September 1997.

Visiting Appointments/Professorships:
Visiting Professor Ben-Gurion Medical University of the Negev, Be’er Sheva, Israel
January 3, 2008-January 21 2008
Visiting Faculty Graduate School of Medicine of the University of Tokyo, Tokyo, Japan
September 4, 2007-September 17 2008
Medical University Of Zimbabwe, Africa. Visiting Professorship September 1999-
November 1999.
Instructor, ARC Venture National Medical Board Review, Rush University School of
Medicine. September 1987-July 1988.

Involvement in Certain Legal Proceedings

None of the director(s) or executive officers of the Company, and to the best of our knowledge upon reasonable inquiry, no Scientific Advisory Board Members of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the United States Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

N/A.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The ultimate goal of our named executive officers’ compensation levels is the same as our goal for operating the Company – to create long-term value for our stockholders. To this end, we establish compensation levels based on our named executive officers’ relevant experience and leadership experience and skills. We also consider the named executive officers’ ability and likelihood of contributing to our Company’s growth and success. We also take into account comparable salary ranges at similar companies in order to attract and retain our named executive officers.

We do not have a formula or benchmark or necessarily react to short-term changes in business performance when reviewing our named executive officers’ salaries. We consider their past and ongoing contributions to the Company, ability to work effectively amongst themselves and with 3rd parties, and our expectations regarding their future performance. Executive officers have an active role in our determination of their compensation levels and we consider such executive officers’ opinions and expectations.

The table below summarizes the compensation we have paid our Named Executive Officers in the last two fiscal years.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended December 31, 2010, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2010 and 2009. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown through December 31, 2010 and full fiscal years 2010 and 2009.

Name/Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Alexander Gak (2)
President and Chairman	YTD Dec 31, 2010	$180,000	$0	$180,000	$0	$0	$0	$0	$360,000
	2009	$100,000	$0	$340,000	$0	$0	$0	$0	$440,000

Mr. Jeff Burkland
Chief Financial Officer (PFO)	YTD Dec 31, 2010	$37,9699	N/A	N/A	$7,160	N/A	N/A	N/A	$45,129
	2009	$39,391	N/A	N/A	$29,215	N/A	N/A	N/A	$68,606

Dr. Leonid Topper
Chief Medical Officer	YTD Dec 31, 2010	N/A	N/A	$3,750	$1,726	N/A	N/A	N/A	$4.876
	2009	N/A	N/A	$31,400	$1,295	N/A	N/A	N/A	$32,695

Mr. Eugene Gribov
Chief Tech Officer	YTD Dec 31, 2010	$14,923	N/A	$30,000	$2,228	N/A	N/A	N/A	$47,151
	2009	N/A	N/A	$17,500	$1,300	N/A	N/A	N/A	$18,800

Mr. Len Pushkantser
CEO and Director (PEO)	YTD Dec 31, 2010	$180,000	N/A	$70,002	$13,808	N/A	N/A	N/A	$263,810
	2009	N/A	N/A	$5,834	$8,055	N/A	N/A	N/A	$13,889

Mr. Lee Smith
Chief Marketing Officer	YTD Dec 31, 2010	$60,265	N/A	$67,980	$33,560	N/A	N/A	N/A	$161,805
	2009	$26,283	N/A	$32,268	$40,847	N/A	N/A	N/A	$73,115

1. There have been no forfeitures of any stock options during the years 2010 or 2009. Valuation assumptions are provided for in Note 4 to the December 31, 2010 financial statements included in this Report.

2. On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc. At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak, our President and Chairman.

Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with Section 2 of the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome 50% in shares of its common stock, and 50% in cash. Extranome has received 30,000 for each month since November 2008 as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation, and to date has received 840,000 shares of BAETA Corp. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash.

As of January 1, 2011, Extranome had received approximately $149,000 in cash and 750,000 shares of Common Stock of BAETA Corp. pursuant to the Software Development Agreement. As of March 31, 2011, Extranome had received approximately $149,000 in cash and 840,000 shares of Common Stock in BAETA Corp. As of March 31, 2011, BAETA owes approximately $264,000 in cash to Extranome, and $15,000 worth of common stock, which has been classified as an accounts payable on the Company’s financial statements. Due to the fact that Dr. Gak owns 100% of Extranome, the payment arrangement between Extranome and BAETA Corp. is required to be reported as executive compensation with respect to Dr. Gak.

Cash Compensation

Aside from the disclosures in the “Summary Compensation Table” directly above, due to very limited cash on hand, we have not paid any salary, bonus or other compensation to our officers and directors as of our most recent fiscal year end and most recent fiscal quarter ended December 31, 2010.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Director Compensation

Our Board of Directors consists of Dr. Alexander Gak, Chairman, and Mr. Leonid Pushkantser. For the fiscal year ended December 31, 2010 and 2009, we paid no salaries to our Board members. We do not foresee compensating our Board for the foreseeable future.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards held as of December 31, 2010 by our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS
Name:	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date
Dr. Alexander Gak	0	0	0	N/A	N/A
Mr. Leonid Pushkantser	100,000	0	300,000	0.50	5/28/2015
Mr. Jeff Burkland	100,000	0	0	0.50	2/25/2019
Mr. Jeff Burkland	787	0	0	0.50	3/30/2019
Mr. Jeff Burkland	9,075	0	0	0.50	6/29/2019
Mr. Jeff Burkland	13,650	0	0	0.50	9/29/2019
Mr. Jeff Burkland	7,613	0	0	0.50	12/30/2019
Mr. Jeff Burkland	11,550	0	0	0.50	3/30/2020
Mr. Jeff Burkland	6,675	0	0	0.50	6/29/2020
Mr. Jeff Burkland	6,113	0	0	0.50	9/29/2020
Mr. Jeff Burkland	4,838	0	0	0.50	12/30/2020
Mr. Lee Smith	200,000	0	600,000	0.50	2/2/2019
Mr. Leonid Topper	10,000	0	40,000	0.50	3/20/2015
Mr. Eugene Gribov	10,000	0	40,000	0.50	4/20/2019

Grants of Plan-Based Awards

		GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
Name:	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Dr. Alexander Gak	N/A	0	0	0	0	0	N/A	N/A
Mr. Leonid Pushkantser	5/29/2009	69,040	69,040	69,040	0	0	0.50	0.50
Mr. Jeff Burkland	2/26/2009	22,280	22,280	22,280	0	0	0.50	0.50
Mr. Lee Smith	2/3/2009	178,240	178,240	178,240	0	0	0.50	0.50
Mr. Leonid Topper	3/21/2009	8,630	8,630	8,630	0	0	0.50	0.50
Mr. Eugene Gribov	4/21/2009	11,140	11,140	11,140	0	0	0.50	0.50

1. There have been no forfeitures of any stock options during the years 2010, 2009 or 2008. Valuation assumptions are provided for in Note 4 to the financial statements included in this Report.

Stock Option Grants

Pursuant to the Company’s 2009 Stock Option Plan, the aggregate number of shares of common stock that may be issued pursuant to the exercise of Options granted under the Plan will not exceed 2,147,668 Shares of Common Stock, par value $0.0001 per share (the “Option Pool”), provided that such number will be increased by the number of shares of common stock that the Company subsequently may reacquire through repurchase or otherwise. Shares of Common Stock that would have been issuable pursuant to Options, but that are no longer issuable because all or part of those Options have terminated or expired, will be deemed not to have been issued for purposes of computing the number of shares of Option Stock remaining in the Option Pool and available for issuance.
Pursuant to its 2009 Stock Option Plan, the Company has issued stock options to purchase an aggregate of 1,660,300 shares of common stock at $0.50 per share, subject to different vesting schedules. All stock option grants were issued as detailed below:

On January 25, 2009, the Company granted stock options to Dr. Samyaden Datta. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Samyaden Datta pursuant to the 2009 Stock Option Plan in consideration for his continued service as a Member of the Company’s Scientific Advisory Board, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	50,000 shares of Common Stock underlying Options outstanding after this issuance.

On January 29, 2009, the Company granted stock options to Dr. Alex Y. Bekker. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Bekker pursuant to the 2009 Stock Option Plan in consideration for his continued service as a Member of the Company’s Scientific Advisory Board, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	100,000 shares of Common Stock underlying Options outstanding after this issuance.

On February 3, 2009, the Company granted stock options to Leroy Smith. The stock option agreement is exercisable for 800,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Mr. Smith pursuant to the 2009 Stock Option Plan in consideration for his continued services as the Company’s Chief Marketing Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	900,000 shares of Common Stock underlying Options outstanding after this issuance.

On February 7, 2009, the Company granted stock options to Dr. Marco Pappagallo. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Marco Pappagallo pursuant to the 2009 Stock Option Plan in consideration for his continued service as a Member of the Company’s Scientific Advisory Board, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	950,000 shares of Common Stock underlying Options outstanding after this issuance.

On February 19, 2009, the Company granted stock options to Dr. Lauren Shaiova. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Shaiova pursuant to the 2009 Stock Option Plan in consideration for her continued service as a Member of the Company’s Scientific Advisory Board, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,000,000 shares of Common Stock underlying Options outstanding after this issuance.

On February 26, 2009, the Company granted stock options to Mr. Jeff Burkland. The stock option agreement is exercisable for 100,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Mr. Burkland pursuant to the 2009 Stock Option Plan in consideration for his service as the Company’s Chief Financial Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,100,000 shares of Common Stock underlying Options outstanding after this issuance.

On March 21, 2009, the Company granted stock options to Dr. Leonid Topper. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Topper pursuant to the 2009 Stock Option Plan in consideration for his continued service as the Company’s Chief Medical Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,150,000 shares of Common Stock underlying Options outstanding after this issuance.

On April 21, 2009, the Company granted stock options to Eugene Gribov. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Mr. Gribov pursuant to the 2009 Stock Option Plan in consideration for his continued service as the Company’s Chief Tech Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,200,000 shares of Common Stock underlying Options outstanding after this issuance.

On May 29, 2009, the Company granted stock options to Leonid Pushkantser. The stock option agreement is exercisable for 400,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Mr. Pushkantser pursuant to the 2009 Stock Option Plan in consideration for his continued service as the Company’s Chief Executive Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,600,000 shares of Common Stock underlying Options outstanding after this issuance.

Through year end 2009, Mr. Jeff Burkland had received additional stock options with immediate vesting rights exercisable for 31,125 shares of common stock at a purchase price of $0.50 per share pursuant to his employment agreement described in this Report. The stock options were granted to Mr. Burkland pursuant to the 2009 Stock Option Plan in consideration for his continued service as the Company’s Chief Financial Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Total:	1,631,125 shares of Common Stock underlying Options outstanding after this issuance.

Through fiscal year end 2010, Mr. Jeff Burkland has received additional stock options with immediate vesting rights exercisable for 60,300 shares of common stock at a purchase price of $0.50 per share pursuant to his employment agreement. The stock options were granted to Mr. Burkland pursuant to the 2009 Stock Option Plan in consideration for his continued service as the Company’s Chief Financial Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Sub-Total:	1,691,425 shares of Common Stock underlying Options outstanding after this issuance.

On March 1, 2011, the Company granted stock options to Dr. Michael Semenovski. The stock option agreement is exercisable for 50,000 shares of the Company’s common stock for a purchase price of $0.50 per share. The stock options were granted to Dr. Semenovski pursuant to the 2009 Stock Option Plan in consideration for his service as the Company’s Chief Medical Officer, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

Total:	1,741,425 shares of Common Stock underlying Options outstanding after this issuance, and as of the date of this Report.

Employment Agreements

We currently have employment agreements with all of our Named Executive Officers and Directors.

Summary of Significant Terms of Employment Agreements:

Leonid Pushkantser

Term:

Commencing on June 1, 2009 and ending on June 1, 2014.

Position/Services:

To serve as the Chief Executive Officer of the Company, and will perform the duties commensurate with such position with a standard of care and diligence that are required persons in similarly situated positions. Executive will devote the proper attention and energies on a full-time basis to the above duties, and Executive will not, during the term of this Agreement, actively engage in any other for profit business activity, except Executive may, so long as such activities do not impair Executive's performance of his duties under this Agreement, (a) serve as a director of up to two entities other than the Company so long as each company is not in any way, either directly or indirectly, a competitor of Company or otherwise detrimental to Company’s well-being, as determined by the Company’s President in his sole discretion, and (b) write, teach and publish articles and books.

Salary:

▪ First six months of Original Term:	$180,000
▪ Second six months of Original Term:	$250,000
▪ Second year of Original Term:	$250,000
▪ Third year of Original Term:	$250,000
▪ Fourth year of Original Term:	$250,000
▪ Fifth year of Original Term:	$250,000

On May 29, 2009, the Company approved the grant to Mr. Pushkantser of options to acquire up to 400,000 shares of the Company's common stock under the Company's 2009 Equity Compensation Plan.

Mr. Pushkantser Post-Termination Payment Obligations:

Expiration of Term

If Mr. Pushkantser elects not to renew his employment for an additional term, the Company will pay to Mr. Pushkantser the base salary and benefits otherwise payable to him under his employment agreement, pro rata through the last day of his actual employment by the Company.

If the Company elects not to renew Mr. Pushkantser’s employment for any Additional Term, the Company will pay to Mr. Pushkantser (1) severance equal to 12 months of base salary then applicable under his employment agreement (2) an amount equal to the average bonus paid to Mr. Pushkantser for the most recent two years of the initial term or additional term under his employment agreement, and (3) for the period that Mr. Pushkantser is receiving severance, an additional amount equal to the Company's then applicable contribution to Mr. Pushkantser’s standard full-time health benefits, or, if greater, the amount Mr. Pushkantser would be required to pay to maintain full-time health benefits under COBRA.

Termination for Cause

If the Company terminates Mr. Pushkantser’s employment for cause under his employment agreement, the Company will pay to Mr. Pushkantser (1) severance equal to 6 months of base salary then applicable under his employment agreement (2) an amount equal to the average Bonus paid to Mr. Pushkantser for the most recent two years of the Initial Term or additional term, and (3) for the period that Mr. Pushkantser is receiving severance, an additional amount equal to the Company's then applicable contribution to Mr. Pushkantser’s standard full-time health benefits, or, if greater, the amount Mr. Pushkantser would be required to pay to maintain full-time health benefits under COBRA.

Termination Without Cause

(a) If the Company terminates Mr. Pushkantser’s employment under his employment agreement for any reason other than for cause at any time during the original term or any additional term, the Company will pay to Mr. Pushkantser (1) severance equal to 12 months of base salary then applicable under his employment agreement (2) an amount equal to the average Bonus paid to Mr. Pushkantser for the most recent two years of the initial term or additional term, and (3) for the period that Mr. Pushkantser is receiving severance, an additional amount equal to the Company's then applicable contribution to Mr. Pushkantser’s standard full-time health benefits or, if greater, the amount Mr. Pushkantser would be required to pay to maintain full-time health benefits under COBRA.

Jeff Burkland:

Term:

March 1, 2009 through September 1, 2009 (month-to-month thereafter)

Position/Services:

Chief Financial Officer. CFO Support: Financial Modeling, Accounting, Financial Statement production, HR advice and support, Fundraising support, Tax return assistance, Management reports, strategic advice.

Business Plan Development: Assistance with production of documenting the company’s business plan to help with fundraising.

Salary:

Hourly fee of $187.50 plus an immediately vested option to purchase 150 shares of common stock at an exercise price of $0.50 per share. Any options shall be exercisable for at least five years and include standard terms for long expiration options.

Flat fee of $2,000 per month, beginning March 1, 2009, plus options to purchase 100,000 shares of common stock, as outlined in the separate Stock Option Purchase Agreement. This work will terminate on September 1, 2009, unless otherwise extended by mutual agreement of both parties or terminated earlier as provided for in this agreement.

Lee Smith:

Term:

Commencing on June 1, 2009 and ending on June 1, 2014.

Position/Services:

Chief Marketing Officer of the Company, and will perform the duties commensurate with such positions and such other duties as the Company's Board of Directors (the "Board") or the Chairman may assign to Executive consistent with his position. Executive will devote attention and energies on a part-time basis to the above duties, and Executive will maintain, during the term of this Agreement, the ability to actively engage in any other for profit business activity.

Salary:

Common stock in the amount of 60,000 shares per year, in twelve monthly installments. Has received stock options in the amount of 800,000, exercisable at $0.50 per share subject to a vesting schedule.

Eugene Gribov

Term:

Commencing on June 1, 2009 and ending on June 1, 2014.

Position/Services:

Chief Technology Officer of the Company, and will perform the duties commensurate with such positions and such other duties as the Company's Board of Directors (the "Board") or the Chairman may assign to Executive consistent with his position. Executive will devote attention and energies on a part-time basis to the above duties, and Executive will maintain, during the term of this Agreement, the ability to actively engage in any other for profit business activity.

Salary:

Common stock in the amount of 60,000 shares per year, in twelve monthly installments. Has received stock options in the amount of 50,000, exercisable at $0.50 per share subject to a vesting schedule.

Dr. Michael Semenovski, M.D.

Term:

Commencing on March 1, 2011 and ending March 1, 2016.

Position/Services:

Chief Medical Officer of the Company, and will perform the duties commensurate with such positions and such other duties as the Company's Board of Directors (the "Board") or the Chairman may assign to Executive consistent with his position. Executive will devote attention and energies on a part-time basis to the above duties, and Executive will maintain, during the term of this Agreement, the ability to actively engage in any other for profit business activity.

Salary:

Common stock in the amount of 60,000 shares per year, in twelve monthly installments. Dr. Semenovski has also received stock options in the amount of 50,000, exercisable at $0.50 per share subject to a vesting schedule,, commencing March 1, 2012, 10,000 shares vest per year.

Significant Employees

We have no significant employees other than our executive officers and directors named in this Report. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board of Directors

Our audit committee presently consists of our officers and Chairman. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Code of Ethics

We have adopted a Code of Ethics and Code of Business Conduct that applies to our officers and directors, and critical employees.

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of the date of this Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. Unless otherwise noted, the address for each reporting person below is c/o Baeta Corp., 1 Bridge Plaza, 2nd Floor, Suite 275, Fort Lee, NJ 07024.

As of the date of this Report, we have 24,175,686 shares of common stock issued and outstanding,100 shares of the Series A Preferred Stock issued and outstanding, 2 shares of the Series B Preferred Stock issued and outstanding, and options for 480,300 shares that are vested and exercisable within 60 days.

Name and Position	Shares of Common Stock(1)	Percentage of Class (Common)		Shares of Preferred Stock(1) (2)	Percentage of Class (Preferred)
Dr. Alexander Gak (3) President and Chairman	17,190,000	71.11	%(3)	80	80%

Mr. Jeff Burkland (4) Chief Financial Officer (Principal Financial and Accounting Officer)	191,425	0.88%		0	0.00%

Dr. Leonid Topper (5) Former Chief Medical Officer	80,000	0.33%		0	0.00%

Mr. Leonid Pushkantser (6) Chief Executive Officer and Director (Principal Executive Officer)	4,286,672	17.67%		20	20%

Mr. Eugene Gribov (7) Chief Technology Officer	120,000	0.46%		0	0.00%

Mr. Lee Smith (8) Chief Marketing Officer	441,776	1.78%		0	0.00%

Dr. Michael Semenovski (9) Chief Medical Officer	0	0		0	0

Directors and Officers as a group (6 people)	22,309,873	92.28%		100	100%

Footnotes:

(1)
As of March 31, 2011, we had 24,175,686 shares of our common stock issued and outstanding and 100 shares of our Series A Preferred Stock (the “Series A Preferred Shares”) issued and outstanding, and options for 480,300 shares that are vested and exercisable within 60 days, which together represents an aggregate of 24,656,086 voting securities.

(2)	Each of the Series A Preferred Shares maintains preferential voting rights to the holder equivalent to 80% of the total votes of common shares.
(3)
Dr. Gak individually owns 16,000,000 shares of the Company’s common stock. His spouse, Marina Suni individually owns 320,000; Extranome, Inc., a corporation wholly owned by Dr. Gak currently owns 840,000 shares of the Company’s common stock (as of March 31, 2011); therefore Dr. Gak beneficially owns 17,190,000 shares of BAETA common stock.

(4)
Mr. Jeff Burkland was issued stock options to purchase 160,300 shares at a purchase price of $0.50 per share. Such options are exercisable within a sixty day period; therefore, they are being reported as beneficial ownership per the SEC regulations.

(5)
Dr. Leonid Topper resigned as CMO in January 2011. Dr. Leonid Topper was issued stock options to purchase 50,000 shares at a purchase price of $0.50 per share. According to the stock option agreement, 10,000 worth (of the 50,000 issued to Dr. Topper) of options have vested as of March 31, 2011. Such options are currently exercisable; therefore, they are being reported as beneficial ownership per the SEC regulations.

(6)
Mr. Leonid Pushkantser was issued stock options to purchase 400,000 shares at a purchase price of $0.50 per share. According to the stock option agreement, 100,000 worth (of the 400,000 issued to Leonid) of options have vested as of March 31, 2011. Such options are exercisable within a sixty day period; therefore, they are being reported as beneficial ownership per the SEC regulations.

(7)
Mr. Eugene Gribov was issued stock options to purchase 50,000 shares at a purchase price of $0.50 per share. According to the stock option agreement, 10,000 worth (of the 50,000 issued to Eugene) of options have vested as of March 31, 2011. Such options are exercisable within a sixty day period; therefore, they are being reported as beneficial ownership per the SEC regulations.

(8)
Mr. Leroy Smith was issued stock options to purchase 800,000 shares at a purchase price of $0.50 per share. According to the stock option agreement, 200,000 worth (of the 800,000 issued to Mr. Smith) of options have vested as of March 31, 2011. Such options are currently exercisable; therefore, they are being reported as beneficial ownership per the SEC regulations.

(9)
Dr. Michael Semenovski joined BAETA Corp. on March 1, 2011 as the Company’s new Chief Medical Officer after the resignation of Dr. Topper. Starting April1, 2011, Dr. Semenovski shall receive 10,000 shares per month, in addition to 50,000 shares of stock options vesting over a 5 year period commencing on March 1, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Described below are transactions, since our inception on August 14, 2007, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets for the last three completed fiscal years, and in which any of our directors, nominee directors, executive officers, security holders who beneficially own 5% or more of our voting securities, and any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest. We believe that terms of each transaction below were comparable to those obtainable from unaffiliated third parties.

Issuance of Founders Stock

On August 15, 2007, in connection with the formation of the Company, Dr. Alexander Gak, the founder of the Company received 1,000 shares of common stock from the Company for an aggregate of $2,000.

On May 16, 2008, BAETA filed an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of New Jersey thereby effectuating a forward stock split of 20,000-to-1, effective 12:01 a.m. on May 16, 2008. The Company did not amend the par value of the Company’s common stock.

Prior to the Forward Split, there were 1,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding, all held by Dr. Alexander Gak, our President and Chairman. Upon the effectiveness of the Forward Split as of May 16, 2008, there became 20,000,000 shares of the Company’s Common Stock issued and outstanding, all held by Dr. Gak.

Currently, there are 24,175,686 shares of the Company’s common stock issued and outstanding to approximately 91 shareholders of record as of the date of this Report.

Issuance of Series A Preferred Stock

On April 18, 2008, our Board of Directors approved the designation of 100 shares of our preferred stock as Series A Preferred Stock (the “Series A Preferred Shares”) and authorized our officers to file a Certificate of Designation for the Series A Preferred Shares, which occurred on June 23, 2008. The Series A Preferred Stock vote with our Common Stock as a single class and have 80% of the voting power of the aggregate number of shares voted. The 100 shares of Series A Preferred Shares are held by Dr. Alexander Gak (holding 80 shares), our President and Chairman, and Mr., Leonid Pushkantser (holding 20 shares), our Chief Executive Officer and Director. The shares were issued upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder, as the issuance of the stock did not involve a public offering of securities.

Private Offering Participation of Officer Family Member

From the period of August through September of 2008, the Company conducted an offering of its common stock to certain qualified investors. The offering was conducted in accordance with exemptions from registration pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act. Pursuant to the terms of the offering, the Company offered up to 1,000,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, solely to “accredited investors” only as defined in Rule 501(a) of Regulation D of the Securities. As of the close of the offering on September 25, 2008, the Company had sold approximately 930,400 shares of its common stock to approximately 44 accredited investors, and had raised an aggregate of $232,600.

The Company’s President and Chairman, Dr. Alexander Gak’s spouse, Marina Suni was a participant to this offering, purchasing 320,000 shares of common stock at the purchase price of $0.25 per share, for an aggregate purchase price of $80,000.

Revolving line of credit

The Company is obligated under an unsecured line of credit of $50,000 from Bank of America under a Platinum Visa Business Credit Card program. At September 30, 2010, the principal balance of this line of credit was $45,024. At December 31, 2009, the principal balance of this line of credit was $46,708. As of March 31, 2011, the principal balance of this line of credit is $46,360.

This Visa Business Credit is personally guaranteed by our President and Chairman, Dr. Alexander Gak. The balance of this credit card is due in increments periodically, and the current interest rate on this line of credit is 9.24%, with no maturity date.

Shareholder Advance and Shareholder Note:

Dr. Alexander Gak

On August 19, 2009, the Company and Dr. Alexander Gak entered into an agreement to document the terms of the Shareholder Advance of $288,850 that had accrued to that point. The agreement converted the $288,850 advance into a loan of $288,850. The material terms are that the Company will owe an interest rate of 8% per year, beginning on August 19, 2009, for the outstanding loan amount. The Company will begin payment of the principal and accrued interest only after the Company’s operating checking account exceeds $250,000 in net cash on hand, at which time the company will pay $5,000 per month. Any principal and accrued interest not already repaid is due on August 18, 2019. The Company is allowed to pre-pay the note without penalty, but the debt-holder does not have the right to demand pre-payment. As of the date of this Report, the principal balance of the Shareholder note is $288,850.

At December 31, 2007, the principal balance of the Shareholder Advance was $0.00. At December 31, 2008, the principal balance of this particular liability was $182,600. Shareholder Advance decreased to $2,733 as of September 30, 2009 due to the conversion of the Shareholder Advance, by written agreement, into the form of a loan by and between the Company and Dr. Gak, as described above plus an addition to the shareholder advance from $2,733 in accrued interest on the loan.

As of the date of this Report, the Shareholder Advance had increased to $34,010 from an additional advance from the Company’s founder, Alexander Gak, in the amount of $25,500 plus additional accrued interest of $5,777 from the Shareholder Note.

The advances have been made in multiple installments by the Company’s founder. Shareholder Advance is accounted for as a long-term liability, although there are no contractual stated rates or terms for repayment between the Company and its Founder, because the Company and its Founder have verbally agreed that repayment shall not occur prior to one year from the point when repayment terms are documented. In addition, the Company intends to repay the advances with reasonable interest when funds are available to do so without negatively impacting the overall financial condition of the Company.

Mr. Leonid Pushkantser

On December 29, 2009, Mr. Leonid Pushkantser lent the Company $10,000.00. In accordance with the promissory note agreement, the Company will pay an interest rate of 5% per year, with the entirety of the principal plus all accrued interest being due six months from the date of the note. The Company is allowed to pre-pay the note without penalty, but Mr. Pushkantser does not have the right to demand pre-payment.

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

In accordance with Section 2 of the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash at a fixed fee of $30,000 per month for services rendered; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome 50% in shares of its common stock, and 50% in cash. Extranome has received 30,000 for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation, and to date has received 840,000 shares of BAETA Corp. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash.

As of December 31, 2010, Extranome had received approximately $149,000 in cash and 750,000 shares of Common Stock of BAETA Corp. pursuant to the Software Development Agreement. As of March 31, 2011,Extranome had received approximately $149,000 in cash and 840,000 shares of Common Stock in BAETA Corp. As of March 31, 2011, BAETA owes approximately $264,000 in cash to Extranome, and $15,000 worth of common stock, which has been classified as an accounts payable on the Company’s financial statements. Due to the fact that Dr. Gak owns 100% of Extranome, the payment arrangement between Extranome and BAETA Corp. is required to be reported as executive compensation with respect to Dr. Gak.

Please be advised that Extranome is not assessing BAETA any penalties or interest on the amount in arrears due Extranome.

From November 2008 through March 31, 2011, BAETA has made cash payments to Extranome in the aggregate amount of $130,000. BAETA’s payments to Extranome are outlined below:

MONTH SERVICES RENDERED	CASH PAYMENTS		EQUITY PAYMENTS	PAYMENT DATE
November 2008	$15,000		30,000 shares Common	December 12, 2008
December 2008		*	30,000 shares Common	January 23, 2009
January 2009	$15,000		30,000 shares Common	February 25, 2009
February 2009	$15,000		30,000 shares Common	March 25, 2009
March 2009		*	30,000 shares Common	April 26, 2009
April 2009	$15,000		30,000 shares Common	May 28, 2009
May 2009	$15,000		30,000 shares Common	June 29, 2009
June 2009	$15,000		30,000 shares Common	July 23, 2009
July 2009	$12,500	**	30,000 shares Common	August 23, 2009
August 2009	$12,500	**	30,000 shares Common	September 29, 2009
September 2009		*	30,000 shares Common	October 29, 2009
October 2009		*	30,000 shares Common	November 29, 2009
November 2009		*	30,000 shares Common	December 29, 2009
December 2009		*	30,000 shares Common	January 29, 2010
January 2010	$10,000	****	30,000 shares Common	February 28, 2010
February 2010	$5,000	*****	30,000 shares Common	March 29, 2010
March 2010	$7,000	******	30,000 shares Common	April 29, 2010
April 2010		*	30,000 shares Common	May 29, 2010
May 2010		*	30,000 shares Common	June 29, 2010
June 2010		*	30,000 shares Common	July 29, 2010
July 2010	$12,000	*******	30,000 shares Common	August 29, 2010
August 2010		*	30,000 shares Common	September 29, 2010
September 2010		*	30,000 shares Common	October 29, 2010
October 2010		*	30,000 shares Common	November 29, 2010
November 2010		*	30,000 shares Common	December 29, 2010
December 2010		*	30,000 shares Common	January 29, 2011
January 2011		*	30,000 shares Common	February 28, 2011
February 2011		*	30,000 shares Common	March 29, 2011
Totals:			840,00 shares of Common Stock through 03/31/2011

* Monthly cash payment was missed due to shortages in cash on hand. This payment was classified as an Account Payable in the amount of $15,000.
** Monthly cash payment was reduced to $12,500 due to shortages in cash on hand. The balance of $2,500 for this month has been classified as an Account Payable in the amount of $2,500.
***Extranome has received 840,000 shares of BAETA Corp. common stock through March 31, 2011.
**** Monthly cash payment was reduced to $10,000 due to shortages in cash on hand. The balance of $5,000 for this month has been classified as an Account Payable in the amount of $5,000.
***** Monthly cash payment was reduced to $5,000 due to shortages in cash on hand. The balance of $10,000 for this month has been classified as an Account Payable in the amount of $10,000.
****** Monthly cash payment was reduced to $7,000 due to shortages in cash on hand. The balance of $8,000 for this month has been classified as an Account Payable in the amount of $8,000.
******* Monthly cash payment was reduced to $12,000 due to shortages in cash on hand. The balance of $8,000 for this month has been classified as an Account Payable in the amount of $3,000.

Acquisition of MyHealthID™ Medical Records System:

On September 15, 2008, the BAETA management authorized the exclusive acquisition and license of MyHealthID™ Medical Records System from Extranome, Inc., a New Jersey corporation (“Extranome”). At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak, our President and Chairman.

Pursuant to the Exclusive Software Agreement, Extranome sold to BAETA all commercial rights to its software entitled MyHealthID Medical Records Systems. Under the terms of the Agreement, Baeta agreed to license the MyHealthID™ Medical Records System from Extranome for a term of 25 years with renewal for an additional 25 years under the same terms, upon mutual acceptance of Extranome and Acquirer. The Company agreed to pay Extranome $0.00 upfront, and in perpetuity approximately forty-nine percent of all net revenues generated from advertising by MyHealthID. This payment can take the form of cash, or Baeta stock with equivalent value to be determined by Baeta management.

Director Independence

Our determination of independence of our directors is made using the definition of “independent director” contained under NASDAQ Marketplace Rule 4200(a)(15), even though such definitions do not currently apply to us because we are not listed on NASDAQ. Our Board of Directors is currently comprised of two members. Dr. Alexander Gak, is our President and Chairman, and therefore is not “independent” under this rule. Mr. Leonid Pushkantser is our Chief Executive Officer and a Director, and as such, is also not “independent” under this rule.

The OTCBB on which we have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that our Directors are not independent at this time.

No member of management is currently required by us to work on a full time basis, although our Chief Executive Officer and Director currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Indemnification

Pursuant to the Certificate of Incorporation and By-Laws of the Company, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of New Jersey.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2010	$12,500	W.T. Uniack & Co., CPAs, P.C.
2009	$8,250	W.T. Uniack & Co., CPAs, P.C.

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0.00	W.T. Uniack & Co., CPAs, P.C.
2009	$0.00	W.T. Uniack & Co., CPAs, P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$850	W.T. Uniack & Co., CPAs, P.C.
2009	$850	W.T. Uniack & Co., CPAs, P.C.

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0.00	W.T. Uniack & Co., CPAs, P.C.
2009	$0.00	W.T. Uniack & Co., CPAs, P.C.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 45%.

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer and Principal Accounting Officer).

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAETA CORP.

April 1, 2011	By:	/s/ LEONID PUSHKANTSER
Leonid Pushkantser
Chief Executive Officer
(Principal Executive Officer)

April 1, 2011	By:	/s/ JEFF BURKLAND
Jeff Burkland
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. ALEXANDER GAK	President and Chairman of the Board	April 1, 2011
Dr. Alexander Gak

/s/ LEONID PUSHKANTSER	Chief Executive Officer and Director	April 1, 2011
Leonid Pushkantser	(Principal Executive Officer)

/s/ JEFF BURKLAND	Chief Financial Officer	April 1, 2011
Jeff Burkland	(Principal Financial Officer, Accounting Officer and Controller)

/s/ DR. MICHAEL SEMENOVSKI	Chief Medical Officer	April 1, 2011
Dr. Michael Semenovski

/s/ EUGENE GRIBOV	Chief Technology Officer	April 1, 2011
Mr. Eugene Gribov

/s/ LEE SMITH	Chief Marketing Officer	April 1, 2011
Mr. Lee Smith