Form 10-Q
period 2011-03-31
BAETA CORP
filed 2011-05-12
CIK 1439636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-54350

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
Direct: (732) 618-2843
Office: (732) 530-9007
Fax: (732) 530-9008
JoePatricola@SourlisLaw.com
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

As of May 12, 2011, there were 24,787,353 shares of Common Stock outstanding, 100 shares of Series A Preferred Stock outstanding and 2 Shares of Series B Convertible Preferred Stock outstanding.

PART I

Item 1. Financial Statements.

Baeta Corp.
( a Developmental Stage Company)
Balance Sheets

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$22,191	$16,600
Accounts Receivable	350	5,000
Inventory	27,730	28,058
Total Current Assets	50,271	49,658

Other Assets
Software Application	284,732	265,607
Plant Property & Equipment, net of accumulated depreciation of	24,069	24,202
Organization, net of accumulated amortization of $ 204	94	111
Deposit	1,904	1,904
Total Other Assets	310,799	291,824

TOTAL ASSETS	$361,070	$341,483

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$112,110	$78,122
Accounts Payable Related Party	294,000	249,000
Line of Credit	46,136	46,744
Other Current Liabilities	62,643	57,915
Shareholder Advance — Short Term	43,949	40,074
Shareholder Note — Short Term	70,000	70,000
Total Current Liabilities	628,838	541,855

Long-Term Liabilities
Convertible Note	171,944	118,194
Interest Payable, Convertible Note	9,167	6,667
Shareholder Advance	25,500	25,500
Shareholder Note	376,368	360,468
Total Long-Term Liabilities	582,980	510,829

TOTAL LIABILITIES	1,211,817	1,052,684

Stockholders' Equity (Deficit)

Preferred stock, 10,000,000 shares authorized with a par value of $ 0.0001. 100 shares of Series A issued or outstanding (100 issued and outstanding as of 2011)	0	0

Common stock, 100,000,000 shares authorized with a par value of $ 0.0001, issued and outstanding 24,185,686 shares at March 31, 2011	2,419	2,388
Paid-in capital	2,225,735	2,052,490
Losses that have accumulated during the development stage	(3,078,901)	(2,766,078)
Total Stockholders' Equity (Deficit)	(850,747)	(711,201)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$361,070	$341,483

Baeta Corp.
( a Developmental Stage Company)
Statement of Operations

	Three-Month Period	Cumulative during
	Ended	development stage
	March 31 2011	August, 2007 to March 31, 2011
	(Unaudited)	(Unaudited)
Revenues
Revenue	$619	$9,740
Total Revenue	619	9,740

Cost of Goods Sold
Cost of Goods Sold	173	2,802
Total Cost of Goods Sold	173	2,802

Gross Profit	446	6,938

Operating Expenses

Amortization	150	1,449
Research & Development	47,250	466,312
Sales & Marketing	73,874	498,611
General & Administrative Personnel Expenses	126,632	610,356
Professional Service Fees	28,730	351,953
Other miscellaneous operating expenses	19,122	1,107,546
Total Operating Expenses	295,758	3,036,227

Loss From Operations	(295,313)	(3,029,289)

Other income (expense)		0
Gain on Repurchase of Shares		51,000
Charitable Donation		(7,500)
Interest expense	(17,510)	(89,253)

Net Loss Before Provision For Income Taxes	(312,822)	(3,075,042)

Provision For Income Taxes	0	3,858

Net Loss	$(312,822)	$(3,078,900)

Net loss per common share - basic and diluted	$(0.01)	$(0.13)

Weighted average number of common shares - basic and diluted	24,008,768	23,532,826

Baeta Corp.
( a Developmental Stage Company)
Statement of Cash Flows

		Cumulative during
	For period ending	development stage
	March 31, 2011	August 1, 2007 to March 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(312,822)	$(3,078,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	133	1,193
Amortization	17	256
Stock Based Compensation	143,277	1,392,554
Increase in current assets and liabilities;
Increase (decrease) in accounts payable	33,988	112,110
Increase (decrease) in accounts receivable	4,650	4,650
Increase (decrease) in accounts payable related party	45,000	294,000
Increase (decrease) in Other Current Liabilities	4,728	62,643
Decrease (Increase) in Inventory	328	(27,730)
Decrease (Increase) in Deposit	0	(1,904)
Net cash used by operating activities	(80,701)	(1,241,128)

CASH FLOWS FROM INVESTING ACTIVITIES
PP&E	(0)	(25,262)
Expenditure for organization expense	0	(350)
Software Application	(19,125)	(284,732)
Net cash provided by (used in) investing activities	(19,125)	(310,345)

CASH FLOWS FROM FINANCING ACTIVITIES

Convertible Note	53,750	221,944
Interest Payable, Convertible Note	2,500	9,167
Shareholder Advance	3,875	69,449
Shareholder Note	15,900	446,368
Line of Credit	(608)	46,136
Additional Financing Fees	0	0
Change in Common Stock Value	0	0
Common Stock Issued	30,000	680,601
Preferred Stock Issued	0	100,000
Net cash provided by (used in) financing activities	105,417	1,573,666

Net increase (decrease) in cash & cash equivalents	5,591	22,190

Cash at beginning of period	16,600	0

Cash at end of period	$22,190	$22,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	0	3,460

Baeta Corp.
( a Developmental Stage Company)
Statement of Stockholders' Equity (Deficit)

							Additional	Retained
	Preferred Shares A		Preferred Shares B		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, August 14, 2007					-	-	-	-	-

Common stock issued,August 14, 2007					20,000,000	2,000	-	-	2,000
Loss for the period beginning Aug 14, 2007 ( inception) to December 31, 2007								(11,529)	(11,529)

Balance, December 31, 2007					20,000,000	2,000	-	(11,529)	(9,529)

Preferred Stock - Series A	100	-
Stock issued for service and consulting					536,280	54	146,016		146,070
Private Placement Issuances, August 1, 2008					930,400	93	232,507		232,600
Charitable donation, Nov 17, 2008					10,000	1	2,499		2,500
Loss for the year ended Dec 31, 2008								(548,200)	(548,200)

Balance, December 31, 2008	100	-			21,476,680	2,148	381,022	(559,729)	(176,559)

Stock issued for service and consulting					627,372	63	313,623		313,686
Option Holder's Equity							88,694		88,694
Private Placement Issuances					387,000	39	193,461		193,500
Charitable donation					10,000	1	4,999		5,000
Loss for the year ended Dec 31, 2009								(802,649)	(802,649)

Balance, December 31, 2009	100	-			22,501,052	2,250	981,800	(1,362,378)	(378,328)

Preferred Stock - Series B			0	-			100,000		100,000
Stock issued for service and consulting					834,414	83.44	622,351		622,434
Option Holder's Equity							78,393		78,393
Private Placement Issuances					540,000	54.00	214,947		215,001
Beneficial Conversion feature on Convertible Note							50,000		50,000
Charitable donation					-	-	-		-
Loss for the quarter ended December 31, 2010								(1,403,700)	(1,403,700)

Balance, Dec. 31, 2010	100	-	2	-	23,875,466	2,388	2,047,491	(2,766,078)	(716,199)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					250,220	25.02	125,085		125,110
Option Holder's Equity							18,167		18,167
Private Placement Issuances					60,000	6.00	29,994		30,000
Beneficial Conversion feature on Convertible Note
Charitable donation					-	-	-		-
Loss for the quarter ended March 31, 2011								(312,822)	(312,822)

Balance, March. 31, 2011 - Unaudited	100	-	2	-	24,185,686	2419	2,220,737	(3,078,900)	(855,745)

BAETA CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

As of March 31, 2011, the Company had not yet commenced any substantive commercial operations. All activity through March 31, 2011 relates to the Company’s formation and initial research and development.

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

Revenue Recognition
Revenue is recognized in accordance with FASB ASC 605, “Revenue Recognition”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service has been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Evidence of a sales arrangement and a fixed or determinable price can be provided by a purchase order from the customer or from the customer paying for and accepting the product.

In the case of product sale, unless indicated differently in a contract between the customer and the Company, the Company assumes delivery to have occurred and title to have passed upon receipt of the product by the customer. Because the Company does not have a history with its customers yet, it assures collectability by recognizing revenue only after payment for product is received.

Concurrent with sale of the product, the customer often purchases access to our web portal for a specified term, often one year. If the customer pays for that access in advance, which is often the case, then the revenue is recognized equally during the period of access purchased.

Other than the web portal access, if applicable, the Company has no significant post delivery obligations and its customers do not have any significant refund rights, acceptance terms, discounts, or other terms that serve to reduce the amount recorded relative to the sales price nor to delay the timing of recognition of revenue.

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

During the quarter 10 My Health Trends for Weight Control products were sold and nine MyHealth Trends for Pain units were provided for marketing demonstration purposes. Fifty units of the Weight Control product and fifty units of the Pain product were produced. Finished goods inventory of the Weight Control product therefore increased from 34 to 74 units. Finished goods inventory of the Pain product increased from 49 to 90 units at the end of the quarter.

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

Income (Loss) Per Share:

In accordance with FASB ACS 260 “Earnings Per Share”, the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period presented. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at March 31, 2011, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

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

As of March 31, 2011 the Company has a cash balance of $22,191 and $350 of accounts receivable.

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

NOTE 2: Revolving line of credit

As of March 31, 2011, the Company is obligated under unsecured line of credit of $50,000 from a bank and principal balance of such a loan is $ 46,136. The current interest rate on this line of credit is 9.24%, with no maturity date. The debt is also guaranteed by a personal liability of an officer and shareholder.

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

On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc. At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak. Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome in shares of its common stock. Extranome has received 30,000 shares for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash. Through March 31, 2011, BAETA had issued to Extranome 750,000 shares.

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

On February 17, 2011 Dr. Alexander Gak entered into a short-term loan with the Company for $2,500 at a 0% interest rate.
Shareholder Advance increased to $106,967 as of March 31, 2011. The advance relates to accrued interest from the Shareholder Loans plus an additional $2,500 advance from Dr. Alexander Gak.

NOTE 4: Stockholders’ Equity:

Preferred stock

The Company is also authorized to issue 10,000,000 shares of Series A preferred stock with a par value of $ 0.0001. On June 23, 2008, the Board of Directors approved the designation of 100 shares of preferred stock as Series A Preferred Stock. As of March 31, 2011, Company has 100 preferred shares Series A issued or outstanding.

The Company is also authorized to issue 10 shares of Series B preferred stock with a par value of $ 0.0001. On February 8, 2010, the Board of Directors approved the designation of 2 shares of preferred stock as Series B Preferred Stock. As of March 31, 2011, Company has 2 preferred shares Series B issued or outstanding.

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

Common stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $ 0.0001. As of March 31, 2010, the Company had 22,749,202 shares issued and outstanding. As of March 31, 2011, Company has 24,175,686 shares issued and outstanding.

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

On July 19, 2010, the Company repurchased 304,000 shares from previous service provider. The shares were purchased for $25,000.00. These shares had previously been issued to the service provider for $0.25 per share ($76,000.00) on July 18, 2008 . A gain on the transaction of $51,000 was recorded by the Company.

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

On January 20, 2011, the Company conducted an offering of its common stock to an accredited investor and issued 20,000 shares to that investor. The investor purchased the shares at $0.50 per share.

On January 20, 2011, the Company issued 10,000 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On January 24, 2011, the Company conducted an offering of its common stock to an accredited investor and issued 20,000 shares to that investor. The investor purchased the shares at $0.50 per share.

On January 25, 2011, the Company conducted an offering of its common stock to an accredited investor and issued 20,000 shares to that investor. The investor purchased the shares at $0.50 per share.

On January 31, 2011, the Company issued 87,686 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On February 28, 2011, the Company issued 67,767 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On March 29, 2011, the Company issued 84,767 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

Stock Options

As of December 31, 2010, the Company had granted options to purchase 1,660,300 shares. As of March 31, 2011, the Company had granted options to purchase 1,674,775 of which options to purchase 774,775 shares had vested. During the period, the Company awarded option grants to purchase a total of 64,775 shares, which had an average contract life of 6.1 years until they expire, 50,000 options were forfeited (10,000 of which had vested and were not exercised and 40,000 of which had not vested) and options to purchase 240,000 shares vested. For those grants during the period, the company used the valuation method described in the Significant Accounting Policies (Footnote 1 “Stock Options Issued for Services Rendered” section) and used the options with the closest expiration date available for the similar entity, with the closest strike price to the current share price because all of the Company’s option grants are issued at a strike price equal to the current share price at the time, which resulted in an implied volatility, from the average of the bid and ask implied volatilities, of 57.45, a risk free rate of 2.07% for 10 year options and 1.12% for 5 year options, and a resulting total value of $12,641 for those option grants. $18,167 of options were expensed as compensation costs during the period and $0 was on the balance sheet.

During the three-month period, the following aggregate option grants were made:
Shares Available for the Grant(s)	Vesting Period (same as Service Period)	Maximum Contractual Life
64,775	Immediate	10 years

Below is information about the options outstanding:
	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Value
Outstanding December 31, 2010	1,660,300	$0.50	7.14	347,984
Granted	64,475	$0.50	6.10	$12,641
Exercised	0
Forfeited	-50,000	$0.50	3.97	$-8,630
Expired	0
Outstanding March 31, 2011	1,674,775	$0.50	6.95	$351,995
Vested during the Period	240,000	$0.50	7.85	$53,472
Total vested at March 31, 2011	774,775	$0.50	7.45	$168,193
* All vested options are currently exercisable

Total nonvested awards that are not yet recognized as compensation cost have a value of $166,741 and are expected to be recognized over a weighted-average period of 2.6 years.

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

The Company has a net operating loss carry forward for tax purposes totaling approximately $2,775,257 at March 31, 2011. The net operating loss carries forward for income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, through 2028 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

	March 31	December 31
	2011	2010
Tax benefit of net operating loss carryforward	$971,339	$861,852

Valuation allowance	(971,339)	(861,852)
Net deferred tax asset recorded	$-	$-

NOTE 6: Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception was $3,078,901, working capital deficit of $578,567 and stockholders’ equity deficit of $850,747 as of March 31, 2011.

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

On March 17, 2011, the Company issued a convertible note of $37,500 to an accredited investor. The material terms are that the note will accrue an interest rate of 8% per year and that the principal plus interest is due two years from the date of the note. At any time during the term of the note, the holder may convert principal plus accrued interest into common stock in the Company at a value equal to 58% of the average of the lowest five trading prices for the prior ten days. The Company is allowed to pre-pay the note, but the debt-holder does not have the right to demand pre-payment.

NOTE 9: Interest Expense

Interest Expense on the Income Statement is for interest paid on the Line of Credit, the Shareholder Notes, and the Convertible Notes.

NOTE 10: Material Subsequent Events
None.

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

All activity through March 31, 2011 relates to the Company’s formation and initial research and development.

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

Prior to the Forward Split, there were 1,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding, all held by Dr. Alexander Gak, our President and Director. Upon the effectiveness of the Forward Split as of May 16, 2008, there became 20,000,000 shares of the Company’s Common Stock issued and outstanding, all held by Dr. Gak. As of March 31, 2011, there are 24,185,686 shares of the Company’s common stock issued and outstanding to approximately 92 shareholders of record.

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

Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. In accordance with Section 2 of the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome 50% in shares of its common stock, and 50% in cash. Extranome has received 30,000 shares for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation, and through March 31, 2011 has received 840,000 shares of BAETA Corp. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception is ($3,078,901). As of March 31, 2011, the Company has total liabilities of $1,211,817 compared to total assets of $361,070, limited cash on hand in the amount of $22,191, and stockholders’ deficit of ($850,747).

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

Results of Operations at March 31, 2011 compared to December 31, 2010

Assets.   Our total assets were $361,070 at March 31, 2011 compared to $341,483 as of December 31, 2010 primarily as a result of the development of our Software Asset.

Liabilities. Our total liabilities were $1,211,817 at March 31, 2011 compared to $1,052,684 at December 31, 2010. This increase was primarily due to an increase in Accounts Payable to Extranome (Related Party), and increase in long term Convertible Note and Shareholder Note.

Total Stockholders’ Deficit. Our stockholders’ deficit was $850,747 at March 31, 2011 compared to $711,201 at December 31, 2010. This increase in deficit was primarily due to increased losses offset some by additional paid in capital.

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Revenues.  Our revenues were $619 for the three months ended March 31, 2011, compared with $0 for the three months ended March 31, 2010. The revenue for the quarter ended March 31, 2009 was due to a sale of several units of the My Health Trends weight control products to one customer and recognition of 3 months of subscription revenue from another customer.

Research & Development expenses.  Research & Development costs were $47,250 for the three months ended March 31, 2011, compared to $65,250 for the three months ended March 31, 2010 reflecting a decrease in expenditures in this aspect of the business.

Sales & Marketing expenses.  Sales & Marketing costs were $73,874 for the three months ended March 31, 2011, compared to $51,883 for the three months ended March 31, 2010. The increase in sales & marketing costs for this time period is attributed to increasing marketing efforts related to company products.

Other miscellaneous operating expenses.  Other miscellaneous operating expenses include general and administrative expenses, legal and professional fees and other miscellaneous expenses. Our total miscellaneous operating expenses were $174,484 for the three months ended March 31, 2011, compared to $180,906 for the three months ended March 31, 2010. Other miscellaneous operating decreased because of an increase in consulting fees for general administration of $126,632 for the three months ended March 31, 2011 from $69,853 for the three months ended March 31, 2010, which was more than offset by a decrease in professional service fees of $28,730 for the three months ended March 31, 2011 from $74,434 for the three months ended March 31, 2010,  and a decrease in other miscellaneous expenses themselves of $19,122 for the three months ended March 31, 2011 from $36,619 for the three months ended March 31, 2010.

Net Loss. We had a net loss of $312,822 the three months ended March 31, 2011, compared to a net loss of $305,312 for the three months ended March 31, 2010. This increase in net loss is due, other than as described above, to an increase in interest expense.

Liquidity and Capital Resources; Going Concern

Cash Balance. At March 31, 2011, we had $22,191 cash on-hand and our stockholder’s deficit was ($850,747), and there is substantial doubt as our ability to continue as a going concern. We anticipate incurring losses in the near future. We do not have an established source of revenue sufficient to cover our operating costs in the next 12 months. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Revenue is recognized in accordance with FASB ASC 605, “Revenue Recognition”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service has been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Evidence of a sales arrangement and a fixed or determinable price can be provided by a purchase order from the customer or from the customer paying for and accepting the product

In the case of product sale, unless indicated differently in a contract between the customer and the Company, the Company assumes delivery to have occurred and title to have passed upon receipt of the product by the customer.  Because the Company does not have a history with its customers yet, it assures collectability by recognizing revenue only after payment for product is received.

Concurrent with sale of the product, the customer often purchases access to our web portal for a specified term, often one year.  If the customer pays for that access in advance, which is often the case, then the revenue is recognized equally during the period of access purchased.

Other than the web portal access, if applicable, the Company has no significant post delivery obligations and its customers do not have any significant refund rights, acceptance terms, discounts, or other terms that serve to reduce the amount recorded relative to the sales price nor to delay the timing of recognition of revenue.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported accurately, completely, and within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2007 through 2011 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On April 8, 2011, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	24,215,686 shares of Common Stock outstanding after this issuance.

On April 29, 2011, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,220,686 shares of Common Stock outstanding after this issuance.

On April 29, 2011, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,232,353 shares of Common Stock outstanding after this issuance.

On April 29, 2011, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	24,262,353 shares of Common Stock outstanding after this issuance.

On April 29, 2011, the Company issued 5,000 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,267,353 shares of Common Stock outstanding after this issuance.

On April 29, 2011, the Company issued 10,000 shares of its common stock to Michael Semenovski. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Medical Officer pursuant to an Agreement executed between BAETA Corp. and Mr. Semenovski on March 1, 2011, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,277,353 shares of Common Stock outstanding after this issuance.

On April 29, 2011, the Company issued 5,000 shares of its common stock to Richard Kline PhD. The Company issued the stock in consideration for consulting services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,282,353 shares of Common Stock outstanding after this issuance.

On April 29, 2011, the Company issued 5,000 shares of its common stock to Keith Palacz. The Company issued the stock in consideration for consulting services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,287,353 shares of Common Stock outstanding after this issuance.

On April 29, 2011, the Company issued 200,000 shares of its common stock to Virginia K. Sourlis, Esq. The Company issued the stock in consideration for professional legal services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,487,353 shares of Common Stock outstanding after this issuance.

On April 29, 2011, the Company issued its common stock to Boris Mordkovich, a qualified and accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 80,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.125 per share, to Dr. Mordkovich, for an aggregate of $10,000.

Sub-Total:	24,567,353 shares of Common Stock outstanding after this issuance.

On May 9, 2011, the Company issued its common stock to Anthony Price, a qualified and accredited investor as defined in Rule 501(a) of Regulation D of the Securities Act. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 220,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, to Dr. Price, for an aggregate of $55,000.

Total:          24,787,353 shares of Common Stock outstanding after this issuance, and as of the date of this Report.

All proceeds from the sale of our stock in private transactions are used for general working capital and for development of our product lines.

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

Dated: May 12, 2011
BAETA Corp.

/s/ LEONID PUSHKANTSER
Leonid Pushkantser
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JEFF BURKLAND
Jeff Burkland
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)