Form 10-Q
period 2011-06-30
BAETA CORP
filed 2011-08-12
CIK 1439636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

As of August 11, 2011, there were 24,969,808 shares of Common Stock outstanding, 100 shares of Series A Preferred Stock outstanding and 2 Shares of Series B Convertible Preferred Stock outstanding.

PART I

Item 1. Financial Statements.

Baeta Corp.
( a Developmental Stage Company)
Balance Sheets

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$24,706	16,600
Accounts Receivable	350	5,000
Inventory	27,730	28,058
Total Current Assets	52,786	49,658

Other Assets
Software Application	303,857	265,607
Plant Property & Equipment, net of accumulated depreciation of	23,936	24,202
Organization, net of accumulated amortization of $ 204	76	111
Deposit	1,904	1,904
Total Other Assets	329,774	291,824

TOTAL ASSETS	$382,560	341,483

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$193,229	78,122
Accounts Payable Related Party	339,000	249,000
Line of Credit	50,031	46,744
Other Current Liabilities	61,149	57,915
Shareholder Advance — Short Term	48,324	40,074
Shareholder Note — Short Term	70,000	70,000
Total Current Liabilities	761,733	541,855

Long-Term Liabilities
Convertible Note	205,694	118,194
Interest Payable, Convertible Note	11,667	6,667
Shareholder Advance	25,500	25,500
Shareholder Note	372,646	360,468
Total Long-Term Liabilities	615,507	510,829

TOTAL LIABILITIES	1,377,239	1,052,684

Stockholders' Equity (Deficit)

Preferred stock, 10,000,000 shares authorized with a par value of $ 0.0001. 100 shares of Series A issued or outstanding (100 issued and outstanding as of 2011)	0	0
Common stock, 100,000,000 shares authorized with a par value of $ 0.0001, issued and outstanding 24,863,141 shares at June 30, 2011	2,486	2,388
Paid-in capital	2,390,434	2,052,490
Losses that have accumulated during the development stage	(3,387,600)	(2,766,078)

Total Stockholders' Equity (Deficit)	(994,679)	(711,201)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$382,560	341,483

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Operations

	Three-Month Period Ended	Three-Month Period Ended	Six-Month Period Ended	Six-Month Period Ended	Cumulative during development stage
	June	June	June	June	August, 2007 to
	2011	2010	2011	2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenue	$1,244	$-	$1,862	$-	$10,984
Total Revenue	1,244	-	1,862	-	10,984

Cost of Goods Sold
Cost of Goods Sold	0	-	173	-	2,802
Total Cost of Goods Sold	0	-	173	-	2,802

Gross Profit	1,244	-	1,689	-	8,181

Operating Expenses

Amortization	150	150	301	301	1,600
Research & Development	47,250	45,750	94,500	111,000	513,562
Sales & Marketing	80,137	61,091	154,011	112,974	578,748
General & Administrative Personnel Expenses	214,539	111,615	341,171	255,902	824,895
Professional Service Fees	(72,690)	27,728	(43,960)	48,559	279,263
Other miscellaneous operating expenses	20,646	14,235	39,768	30,024	1,128,192
Total Operating Expenses	290,032	260,569	585,790	558,759	3,326,259

Loss From Operations	(288,788)	(260,569)	(584,101)	(558,759)	(3,318,077)

Other income (expense)					0
Gain on Repurchase of Shares					51,000
Charitable Donation					(7,500)
Interest expense	(19,561)	(15,218)	(37,071)	(22,340)	(108,814)

Net Loss Before Provision For Income Taxes	(308,349)	(275,787)	(621,172)	(581,099)	(3,383,391)

Provision For Income Taxes	350	-	350	-	4,208

Net Loss	$(308,699)	$(275,787)	(621,522)	$(581,099)	$(3,387,599)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$

Weighted average number of common shares - basic and diluted	24,542,009	22,870,918	24,274,963	22,729,832

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Cash Flows

	Six-Months Period Ended	Six-Months Period Ended	Cumulative during development stage
	June 30,	June 30,	August 14, 2007 to
	2011	2010	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(621,522)	$(581,099)	$(3,387,599)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	266	266	1,325
Amortization	35	35	274
Stock Based Compensation	227,984	264,314	1,477,261
Increase in current assets and liabilities;
Increase (decrease) in accounts payable	115,107	(9,596)	193,229
Increase (decrease) in accounts receivable	4,650		4,650
Increase (decrease) in accounts payable related party	90,000	61,000	339,000
Increase (decrease) in Other Current Liabilities	3,234	333	61,148
Decrease (Increase) in Inventory	328	(9,646)	(27,730)
Decrease (Increase) in Deposit	0	0	(1,904)
Net cash provided by (used in) operating activities	(179,917)	(274,393)	(1,340,346)

CASH FLOWS FROM INVESTING ACTIVITIES

PP&E		(2,691)	(25,262)
Expenditure for organization expense	-	-	(350)
Software Application	(38,250)	(47,250)	(303,857)
Net cash provided by (used in) investing activities	(38,250)	(49,941)	(329,469)

CASH FLOWS FROM FINANCING ACTIVITIES

Convertible Note	87,500	155,694	255,694
Interest Payable, Convertible Note	5,000	1,667	11,667
Shareholder Advance	8,250	33,026	73,824
S hareholder Note	12,177	10,000	442,646
Line of Credit	3,286	(725)	50,031
Additional Fianncing Fees	0	0	0
Change in Comon Stock Value	99	0	99
Common Stock Issued	109,961	35,000	760,562
Preferred Stock Issued	-	100,000	100,000
Net cash provided by (used in) financing activities	226,273	334,662	1,694,522

Net increase (decrease) in cash & cash equivalents	8,106	10,329	24,707

Cash & Cash Equivalents at beginning of period	16,600	3,189	-

Cash & Cash Equivalents at end of period	$24,706	$13,517	$24,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	-	-	3,460

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Stockholders' Equity (Deficit)

							Additional	Retained
	Preferred Shares A		Preferred Shares B		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, August 14, 2007					-	-	-	-	-

Common stock issued,August 14, 2007					20,000,000	2,000	-	-	2,000
Loss for the period beginning Aug 14, 2007 ( inception) to December 31, 2007								(11,529)	(11,529)

Balance, December 31, 2007					20,000,000	2,000	-	(11,529)	(9,529)

Preferred Stock - Series A	100	-
Stock issued for service and consulting					536,280	54	146,016		146,070
Private Placement Issuances, August 1, 2008					930,400	93	232,507		232,600
Charitable donation, Nov 17, 2008					10,000	1	2,499		2,500
Loss for the year ended Dec 31, 2008								(548,200)	(548,200)

Balance, December 31, 2008	100	-			21,476,680	2,148	381,022	(559,729)	(176,559)

Stock issued for service and consulting					627,372	63	313,623		313,686
Option Holder's Equity							88,694		88,694
Private Placement Issuances					387,000	39	193,461		193,500
Charitable donation					10,000	1	4,999		5,000
Loss for the year ended Dec 31, 2009								(802,649)	(802,649)

Balance, December 31, 2009	100	-			22,501,052	2,250	981,800	(1,362,378)	(378,328)

Preferred Stock - Series B			0	-			100,000		100,000
Stock issued for service and consulting					834,414	83.44	611,353		611,436
Option Holder's Equity							78,393		78,393
Private Placement Issuances					540,000	54.00	230,924		230,978
Beneficial Conversion feature on Convertible Note							50,000		50,000
Charitable donation					-	-	-		-
Loss for the quarter ended December 31, 2010								(1,403,700)	(1,403,700)

Balance, Dec. 31, 2010	100	-	2	-	23,875,466	2,388	2,052,470	(2,766,078)	(711,220)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					250,220	25.02	125,085		125,110
Option Holder's Equity							18,167		18,167
Private Placement Issuances					60,000	6.00	29,994		30,000
Beneficial Conversion feature on Convertible Note
Charitable donation					-	-	-		-
Loss for the quarter ended March 31, 2011								(312,822)	(312,822)

Balance, March. 31, 2011 - Unaudited	100	-	2	-	24,185,686	2419	2,225,716	(3,078,900)	(850,766)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					347,455	34.75	64,796		64,830
Option Holder's Equity							19,936		19,936
Private Placement Issuances					330,000	33.00	79,967		80,000
Beneficial Conversion feature on Convertible Note
Charitable donation					-	-	-		-
Loss for the quarter ended March 31, 2011								(308,699)	(308,699)

Balance, June 20, 2011 - Unaudited	100	-	2	-	24,863,141	2486	2,390,414	(3,387,599)	(994,698)

See Notes Financial Statements

BAETA CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

As of June 30, 2011, the Company had not yet commenced any substantive commercial operations. All activity through June 30, 2011 relates to the Company’s formation and initial research and development.

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

Revenue Recognition

Revenue is recognized in accordance with FASB ASC 605, “Revenue Recognition”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of sales arrangement, delivery has occurred, or service has been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

The company is currently evaluating the capitalization of the Software Application Asset with regard to its level as it relates to anticipated revenue through the balance of the fiscal year as described above.   The asset may be adjusted based on the outcome of that evaluation with any adjustment, based upon such, reflected beginning within the third quarter 2011 operating results.

Inventories:

Inventories are stated at the lower of average costs incurred or estimated net realizable value.  Major types of inventories include materials and supplies.

During the quarter there were no sales of MyHealth Trends for Weight Control or MyHealth Trends for Pain nor were any units given out for marketing demonstration purposes.  Therefore finished goods inventory remains at 74 units of the Weight Control product and 90 units of the Pain product.

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

Income (Loss) Per Share:

In accordance with FASB ACS 260 “Earnings Per Share”, the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period presented. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2011, diluted net loss per share is equivalent to basic net loss per share as there were no dilutive securities outstanding.

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

As of June 30, 2011 the Company has a cash balance of $24,706 and $350 of accounts receivable.

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

NOTE 2: Revolving line of credit

As of June 30, 2011, the Company is obligated under unsecured line of credit of $50,000 from a bank and principal balance of such a loan is $45,576.  The current interest rate on this line of credit is 9.24%, with no maturity date.  An additional line of credit for $14,200 was opened during the quarter with a principal balance of $4,454 at the end of the quarter.  The debt is also guaranteed by a personal liability of an officer and shareholder.

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

On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc.  At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak.  Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome in shares of its common stock. Extranome has received 30,000 shares for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s monthly compensation due. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash.  Through June 30, 2011, BAETA had issued to Extranome 930,000 shares for these services.   On April 8, 2011 Extranome also invested $15,000 in Baeta Corp at a price of $.50 share therefore receiving an additional 30,000 shares.   Therefore there are 960,000 total shares owned by Extranome as of June 30, 2011.

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

On July 14, 2010, Leonid Pushkantser entered into an agreement to lend the Company $100,000.00.  The material terms are that the Company will pay an interest rate of 5% per year beginning July 14, 2010 on the unpaid balance.  Repayment of the note is to begin August 1, 2010 with $5,000/month plus interest payments. Additional payments are to be made on the first day of each month thereafter.  The accrued interest on this loan to date is $4,816.25 within Other Current Liabilities.

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

On April 8, 2011, the Company conducted an offering of its common stock to Extranome and issued 30,000 shares to that company.  Extranome purchased the shares at $0.50 per share.

Shareholder Advance increased to $117,620 as of June 30, 2011.  The advance relates to accrued interest from the Shareholder Loans plus an additional $3,000 advance from Dr. Alexander Gak during Q2 2011.

NOTE 4: Stockholders’ Equity:

Preferred stock

The Company is also authorized to issue 10,000,000 shares of Series A preferred stock with a par value of $ 0.0001. On June 23, 2008, the Board of Directors approved the designation of 100 shares of preferred stock as Series A Preferred Stock.  As of June 30, 2011, Company has 100 preferred shares Series A issued or outstanding.

The Company is also authorized to issue 10 shares of Series B preferred stock with a par value of $ 0.0001. On February 8, 2010, the Board of Directors approved the designation of 2 shares of preferred stock as Series B Preferred Stock.  As of June 30, 2011, Company has 2 preferred shares Series B issued or outstanding.

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

Common stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $ 0.0001.  As of June 30, 2010, the Company had 23,079,825 shares issued and outstanding.  As of June 30, 2011, Company has 24,863,141 shares issued and outstanding.

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

On April 8, 2011, the Company conducted an offering of its common stock to Extranome and issued 30,000 shares to that company.  Extranome purchased the shares at $0.50 per share.

On April 29, 2011, the Company issued 200,000 shares of its common stock for legal services. The shares are accounted for at $0.50 per share, because the services paid for by the shares were for an amount equal to $0.50 per share compensation.  The company was paid $.00001/share for the shares issued.

On April 29, 2011, the Company in exchange for the forgiveness of a $10,000 loan from Boris Mordkovich issued 80,000 shares to Mordkovich.  The shares were exchanged at $0.125 per share.

On April 29, 2011, the Company issued 71,767 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On May 9, 2011, the Company conducted an offering of its common stock to an accredited investor and issued 220,000 shares to that investor.  The investor purchased the shares at $0.25 per share.

On May 19, 2011, the Company received back 203,546 shares previously issued to AGS Capital Group.  The shares were part of issuance of 241,546 shares on November 2, 2010 for services performed by AGS in preparation of a Reserve Equity Financing Agreement.  With the cancellation of the Agreement, 203,546 shares were returned to the Company.  The shares returned at $1.035 per share, which is the same as the price at issuance.

On May 31, 2011, the Company issued 177,767 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On June 30, 2011, the Company issued 101,767 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

Stock Options

As of December 31, 2010, the Company had granted options to purchase 1,660,300 shares.  As of June 30, 2011, the Company had granted options to purchase 1,683,175 of which options to purchase 893,175 shares had vested.  During the period, the Company awarded option grants to purchase a total of 8,400 shares, which had an average contract life of 10 years until they expire and options to purchase 350,000 shares vested.  For those grants during the period, the company used the valuation method described in the Significant Accounting Policies (Footnote 1 “Stock Options Issued for Services Rendered” section) and used the options with the closest expiration date available for the similar entity, with the closest strike price to the current share price because all of the Company’s option grants are issued at a strike price equal to the current share price at the time, which resulted in an implied volatility, from the average of the bid and ask implied volatilities, of  23.70, a risk free rate of  3.15% for 10 year options and a resulting total value of $1,154 for those option grants.  $37,147 of options were expensed as compensation costs during the period and $0 was on the balance sheet.

During the three-month period, the following aggregate option grants were made:
Shares Available for the Grant(s)	Vesting Period (same as Service Period)	Maximum Contractual Life
8,400	Immediate	10 years

Below is information about the options outstanding:
	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Value
Outstanding March 31, 2011	1,674,775	$0.50	6.95	$351,995
Granted	8,400	$0.50	10	$1,154
Exercised	0
Forfeited	0
Expired	0
Outstanding June 30, 2011	1,683,175	$0.50	6.71	$353,149
Vested during the Period	350,000	$0.50	6.55	$72,960
Total vested at June 30, 2011	893,175	$0.50	6.87	$188,835
* All vested options are currently exercisable

Total nonvested awards that are not yet recognized as compensation cost have a value of $148,915 and are expected to be recognized over a weighted-average period of 2.3 years.

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

The Company has a net operating loss carry forward for tax purposes totaling approximately $3,083,956 at June 30, 2011. The net operating loss carries forward for income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, through 2028 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

	June 30,	December 31,
	2011	2010

Tax benefit of net operating loss carryforward	$1,079,385	$861,852

Valuation allowance	(1,079,385)	(861,852)

Net deferred tax asset recorded	$-	$-

NOTE 6: Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception was $3,387,599, working capital deficit of $708,947 and stockholders’ equity deficit of $994,679 as of June 30, 2011.

The Company will actively pursue its business activities, offer noncash consideration, secure additional capital or refinance the debt and/or raise equity as a means of financing its operations and meet the credit obligations. If the Company is unable to return to its profitability or obtain necessary financing, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The company’s management is currently seeking additional capital to support operations, but has not received any firm or other commitments from any parties and may, or may not, be successful in obtaining capital sufficient to perpetuate the operations of the Company.

 NOTE 7: Commitment and contingencies

On March 18, 2011 the Company extended its office space lease for its headquarters operation from Regus for an additional year, through June 30, 2012, at a minimum monthly rent of $ 1,080, starting July 1, 2011.  The minimum full year rental commitment from July 1, 2011 to June 30, 2012 is $ 12,960.

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

On June 20, 2011, the Company issued a convertible note of 27,500 to an accredited investor.  The material terms are that the note will accrue an interest rate of 8% per year and that the principal plus interest is due two years from the date of the note.  At any time during the term of the note, the holder may convert principal plus accrued interest into common stock in the Company at a value equal to 50% of the average of the lowest three trading prices for the prior ten days. The Company is allowed to pre-pay the note, but the debt-holder does not have the right to demand pre-payment.

NOTE 9: Interest Expense

Interest Expense on the Income Statement is for interest paid on the Line of Credit, the Shareholder Notes, and the Convertible Notes.

NOTE 10: Material Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors," "Special Note Regarding Forward-Looking Statements" and elsewhere in this prospectus.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “BAETA” in this prospectus collectively refers to the Company, BAETA Corp.

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

All activity through June 30, 2011 relates to the Company’s formation and initial research and development.

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

Prior to the Forward Split, there were 1,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding, all held by Dr. Alexander Gak, our President and Director. Upon the effectiveness of the Forward Split as of May 16, 2008, there became 20,000,000 shares of the Company’s Common Stock issued and outstanding, all held by Dr. Gak. As of June 30, 2011, there are 24,863,141 shares of the Company’s common stock issued and outstanding to approximately 96 shareholders of record.

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

Software Development Agreement with Extranome, Inc.

On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc. At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak, our President and Chairman. This Exclusive Software Agreement is attached to this prospectus as Exhibit 10.12.

Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. In accordance with Section 2 of the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome 50% in shares of its common stock, and 50% in cash. Extranome has received 30,000 shares for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation, and through June, 2011 has received 930,000 shares of BAETA Corp. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception is ($3,387,599). As of June 30, 2011, the Company has total liabilities of $1,377,239 compared to total assets of $382,560, limited cash on hand in the amount of $24,706, and stockholders’ deficit of ($994,679).

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

~~10.~~
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

Results of Operations at June 30, 2011 compared to December 31, 2010

Assets.   Our total assets were $382,560 at June 30, 2011 compared to $341,483 as of December 31, 2010 primarily as a result of the development of our Software Asset.

Liabilities. Our total liabilities were $1,377,239 at June 30, 2011 compared to $1,052,684 at December 31, 2010. This increase was primarily due to an increase in Accounts Payable to Extranome (Related Party), and increase in long term Convertible Note and Shareholder Note.

Total Stockholders’ Deficit. Our stockholders’ deficit was $994,679 at June 30, 2011 compared to $711,201 at December 31, 2010. This increase in deficit was primarily due to increased losses offset some by additional paid in capital.

Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Revenues.  Our revenues were $1,862 for the three months ended June 30, 2011, compared with $0 for the six months ended June 30, 2010. The revenue for the quarter ended June 30, 2011 was due to the recognition of 6 months of subscription revenue from customers.

Research & Development expenses.  Research & Development costs were $94,500 for the six months ended June 30, 2011, compared to $111,000 for the six months ended March 31, 2010 reflecting a decrease in expenditures in this aspect of the business.

Sales & Marketing expenses.  Sales & Marketing costs were $154,011 for the six months ended June 30, 2011, compared to $112,974 for the six months ended June 30, 2010. The increase in sales & marketing costs for this time period is attributed to increasing marketing efforts related to company products.

General & Administrative Personnel Expenses:  General & Administrative Personnel Expenses were $341,171 for the six months ended June 30, 2011, compared to $255,902 for the six months ended June 30, 2010. The increase in general and administrative personnel expenses for this time period is attributed to an increase in stock based compensation.

Professional Service Fees: Professional Service Fees were ($43,960) for the six months ended June 30, 2011, compared to $48,559 for the six months ended June 30, 2010. The decrease in professional service fees for this time period is attributed to a reversal of stock based compensation previously made in December, 2010 for the preparation of a financing agreement which was later withdrawn during the quarter.

Other miscellaneous operating expenses:  Other miscellaneous operating expenses were $39,768 for the six months ended June 30, 2011, compared to $30,024 for the six months ended June 30, 2010. The increase in other miscellaneous operating expenses for this time period is primarily attributed to an increase in insurance costs.

Net Loss. We had a net loss of $621,522 for the six months ended June 30, 2011, compared to a net loss of $581,099 for the six months ended March 31, 2010. This increase in net loss is due to the factors described above as well as an increase in interest expense.

Liquidity and Capital Resources; Going Concern

Cash Balance. At June 30, 2011, we had $24,706 cash on-hand and our stockholder’s deficit was ($994,679), and there is substantial doubt as our ability to continue as a going concern. We anticipate incurring losses in the near future. We do not have an established source of revenue sufficient to cover our operating costs in the next 12 months. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported accurately, completely, and within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Sub-Total:	24,787,353 shares of Common Stock outstanding after this issuance.

On May 31, 2011, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,792, 353 shares of Common Stock outstanding after this issuance.

On May 31, 2011, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,804,020 shares of Common Stock outstanding after this issuance.

On May 31, 2011, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	24,834,020 shares of Common Stock outstanding after this issuance.

On May 31, 2011, the Company issued 5,000 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,839,020 shares of Common Stock outstanding after this issuance.

On May 31, 2011, the Company issued 5,000 shares of its common stock to Michael Semenovski. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Medical Officer pursuant to an Agreement executed between BAETA Corp. and Mr. Semenovski on March 1, 2011, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,844,020 shares of Common Stock outstanding after this issuance.

On May 31, 2011, the Company issued 5,000 shares of its common stock to Richard Kline PhD. The Company issued the stock in consideration for consulting services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,849,020 shares of Common Stock outstanding after this issuance.

On May 31, 2011, the Company issued 5,000 shares of its common stock to Keith Palacz. The Company issued the stock in consideration for consulting services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,854,020 shares of Common Stock outstanding after this issuance.

On May 31, 2011, the Company issued 50,000 shares of its common stock to Stock Vest. The Company issued the stock in consideration of that certain Investor Relations Services Consulting Agreement and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,904,020 shares of Common Stock outstanding after this issuance.

On November 2, 2010 and September 13, 2010, the Company issued 241,546 and 22,000 shares of its common stock to AGS Capital Group, LLC, respectively. The Company issued the stock pursuant to Section 12.4 of the Reserve Equity Financing Agreement dated September 28, 2010, between the Company and AGS Capital Group, LLC, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities. Pursuant to a Settlement Agreement dated May 10, 2011, AGS retained 60,000 of the above mentioned shares of common stock, and returned 203,546 shares to the Company. The 203,546 shares were subsequently retired by the Company.

Sub-Total:	24,700,474 shares of Common Stock outstanding after this issuance.

On May 31, 2011, the Company issued 1,000 shares of its common stock to Rob Sturtz. The Company issued the stock in consideration for creative design services rendered as the Company’s design consultant, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,701,474 shares of Common Stock outstanding after this issuance.

On June 30, 2011, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,706,474 shares of Common Stock outstanding after this issuance.

On June 30, 2011, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,718,141 shares of Common Stock outstanding after this issuance.

On June 30, 2011, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	24,748,141 shares of Common Stock outstanding after this issuance.

On June 30, 2011, the Company issued 5,000 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,753,141 shares of Common Stock outstanding after this issuance.

On June 30, 2011, the Company issued 5,000 shares of its common stock to Michael Semenovski. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Medical Officer pursuant to an Agreement executed between BAETA Corp. and Mr. Semenovski on March 1, 2011, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,758,141 shares of Common Stock outstanding after this issuance.

On June 30, 2011, the Company issued 5,000 shares of its common stock to Richard Kline PhD. The Company issued the stock in consideration for consulting services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,763,141 shares of Common Stock outstanding after this issuance.

On June 30, 2011, the Company issued 5,000 shares of its common stock to Keith Palacz. The Company issued the stock in consideration for consulting services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,768,141 shares of Common Stock outstanding after this issuance.

On June 30, 2011, the Company issued 35,000 shares of its common stock to Stock Vest. The Company issued the stock in consideration of that certain Investor Relations Services Consulting Agreement and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,803,141 shares of Common Stock outstanding after this issuance.

On July 29, 2011, the Company issued 5,000 shares of its common stock to Eugene Gribov. The Company issued the stock in consideration for technology services rendered as the Company’s Chief Tech Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,808,141 shares of Common Stock outstanding after this issuance.

On July 29, 2011, the Company issued 11,667 shares of its common stock to Leonid Pushkantser. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Executive Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,819,808 shares of Common Stock outstanding after this issuance.

On July 29, 2011, the Company issued 30,000 shares of Common Stock due to Extranome pursuant to the Software Development Contract between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Sub-Total:	24,849,808 shares of Common Stock outstanding after this issuance.

On July 29, 2011, the Company issued 5,000 shares of its common stock to Leroy and Lisbet Smith. The Company issued the stock in consideration for marketing consultation services rendered by Mr. Smith as the Company’s Chief Marketing Officer and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,854,808 shares of Common Stock outstanding after this issuance.

On July 29, 2011, the Company issued 5,000 shares of its common stock to Michael Semenovski. The Company issued the stock in consideration for executive services rendered as the Company’s Chief Medical Officer pursuant to an Agreement executed between BAETA Corp. and Mr. Semenovski on March 1, 2011, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,859,808 shares of Common Stock outstanding after this issuance.

On July 29, 2011, the Company issued 5,000 shares of its common stock to Richard Kline PhD. The Company issued the stock in consideration for consulting services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,864,808 shares of Common Stock outstanding after this issuance.

On July 29, 2011, the Company issued its common stock to Kirill Sobolev, a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 40,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.25 per share, to Kirill for an aggregate of $10,000.

Sub-Total:	24,904,808 shares of Common Stock outstanding after this issuance.

On July 29, 2011, the Company issued 35,000 shares of its common stock to Stock Vest. The Company issued the stock in consideration of that certain Investor Relations Services Consulting Agreement and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Sub-Total:	24,939,808 shares of Common Stock outstanding after this issuance.

On July 29, 2011, the Company issued 30,000 shares of Common Stock to Extranome pursuant to a Stock Purchase Agreement between BAETA Corp. and Extranome, Inc. As noted above, our President and Chairman, Dr. Alexander Gak, is the 100% owner of Extranome. Therefore he is deemed to beneficially own these 30,000 shares as he maintains voting and dispositive control over Extranome.

Total:	24,969,808 shares of Common Stock outstanding after this issuance and as of the date of this Report.

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

Dated: August 12, 2011
BAETA Corp.

/s/ LEONID PUSHKANTSER
Leonid Pushkantser
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JEFF BURKLAND
Jeff Burkland
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)