Form 10-Q
period 2011-09-30
BAETA CORP
filed 2011-11-21
CIK 1439636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of November 18, 2011, there were approximately 25,323,696 shares of Common Stock outstanding, 100 shares of Series A Preferred Stock outstanding and 2 Shares of Series B Convertible Preferred Stock outstanding.

PART I

Item 1. Financial Statements.

Baeta Corp.
( a Developmental Stage Company)
Balance Sheets

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$18,836	$16,600
Accounts Receivable	350	5,000
Inventory	27,367	28,058
Total Current Assets	46,553	49,658

Other Assets
Software Application	322,982	265,607
Reserve for Impairment	(182,357)	0
Plant Property & Equipment, net of accumulated depreciation of	23,803	24,202
Organization, net of accumulated amortization of $ 204	59	111
Deposit	1,904	1,904
Total Other Assets	166,391	291,824

TOTAL ASSETS	$212,944	$341,483

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$210,613	$78,122
Accounts Payable Related Party	384,000	249,000
Line of Credit	49,128	46,744
Other Current Liabilities	128,636	57,915
Convertible Note Payable	54,580	0
Shareholder Advance -- Short Term	70,999	40,074
Shareholder Note -- Short Term	70,000	70,000
Total Current Liabilities	967,956	541,855

Long-Term Liabilities
Convertible Note	146,944	118,194
Interest Payable, Convertible Note	14,167	6,667
Shareholder Advance	25,500	25,500
Shareholder Note	377,299	360,468
Total Long-Term Liabilities	563,910	510,829

TOTAL LIABILITIES	1,531,866	1,052,684

Stockholders' Equity (Deficit)

Preferred stock, 10,000,000 shares authorized with a par value of $ 0.0001. 100 shares of Series A issued or outstanding (100 issued and outstanding as of Sept. 30 2011)	0	0

Common stock, 100,000,000 shares authorized with a par value of $ 0.0001, issued and outstanding 25,323,696 shares at Sept. 30, 2011	2,532	2,388
Paid-in capital	2,578,349	2,052,490
Losses that have accumulated during the development stage	(3,899,802)	(2,766,078)

Total Stockholders' Equity (Deficit)	(1,318,921)	(711,201)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$212,944	$341,483

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Operations

	Three-Month Period Ended	Three-Month Period Ended	Nine-Months Period Ended	Nine-Months Period Ended	Cumulative during
	September 30	September 30	September 30	September 30	development stage
	2011	2010	2011	2010	August 14, 2007 to September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenue	$1,244	$-	$3,106	$-	$9,121
Total Revenue	1,244	-	3,106	-	12,227

Cost of Goods Sold
Cost of Goods Sold	-	-	173	-	2,802
Total Cost of Goods Sold	-	-	173	-	2,802

Gross Profit	1,244	-	2,933	-	9,425

Operating Expenses

Amortization	150	150	451	451	1,750
Research & Development	47,250	90,000	141,750	201,000	560,812
Sales & Marketing	34,003	59,440	188,014	172,414	612,751
General & Administrative Personnel Expenses	136,303	108,660	477,474	364,461	961,197
Professional Service Fees	30,170	16,755	(13,791)	65,313	309,433
Other miscellaneous operating expenses	65,533	6,079	105,301	36,203	1,193,725
Total Operating Expenses	313,410	281,084	899,200	839,843	3,639,668

Loss From Operations	(312,166)	(281,084)	(896,266)	(839,843)	(3,630,243)

Other income (expense)	(182,357)		(182,357)		(182,357)
Gain on Repurchase of Shares		51,000		51,000	51,000
Charitable Donation					(7,500)
Interest expense	(17,680)	(18,688)	(54,751)	(41,028)	(126,494)

Net Loss Before Provision For Income Taxes	(512,203)	(248,772)	(1,133,374)	(829,870)	(3,895,594)

Provision For Income Taxes		1,183	350	1,183	4,208

Net Loss	$(512,203)	$(249,955)	$(1,133,724)	$(831,053)	$(3,899,802)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)	$

Weighted average number of common shares - basic and diluted	25,031,488	23,044,576	24,529,844	22,836,332

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Stockholders' Equity (Deficit)

								Retained
	Preferred Shares A		Preferred Shares B		Common Stock		Paid-in	Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, August 14, 2007					-	-	-	-	-

Common stock issued,August 14, 2007					20,000,000	2,000	-	-	2,000
Loss for the period beginning Aug 14, 2007 ( inception) to December 31, 2007								(11,529)	(11,529)

Balance, December 31, 2007					20,000,000	2,000	-	(11,529)	(9,529)

Preferred Stock - Series A	100	-
Stock issued for service and consulting					536,280	54	146,016		146,070
Private Placement Issuances, August 1, 2008					930,400	93	232,507		232,600
Charitable donation, Nov 17, 2008					10,000	1	2,499		2,500
Loss for the year ended Dec 31, 2008								(548,200)	(548,200)

Balance, December 31, 2008	100	-			21,476,680	2,148	381,022	(559,729)	(176,559)

Stock issued for service and consulting					627,372	63	313,623		313,686
Option Holder's Equity							88,694		88,694
Private Placement Issuances					387,000	39	193,461		193,500
Charitable donation					10,000	1	4,999		5,000
Loss for the year ended Dec 31, 2009								(802,649)	(802,649)

Balance, December 31, 2009	100	-			22,501,052	2,250	981,800	(1,362,378)	(378,328)

Preferred Stock - Series B			0	-			100,000		100,000
Stock issued for service and consulting					834,414	83.44	611,353		611,436
Stock issued for service and consulting (adjustment)						4.00	15		19
Option Holder's Equity							78,393		78,393
Private Placement Issuances					540,000	54.00	230,924		230,978
Beneficial Conversion feature on Convertible Note							50,000		50,000
Charitable donation					-	-	-		-
Loss for the quarter ended December 31, 2010								(1,403,700)	(1,403,700)

Balance, Dec. 31, 2010	100	-	2	-	23,875,466	2,388	2,052,485	(2,766,078)	(711,201)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					250,220	25.02	125,085		125,110
Option Holder's Equity							18,167		18,167
Private Placement Issuances					60,000	6.00	29,994		30,000
Beneficial Conversion feature on Convertible Note
Charitable donation					-	-	-		-
Loss for the quarter ended March 31, 2011								(312,822)	(312,822)

Balance, March. 31, 2011 - Unaudited	100	-	2	-	24,185,686	2419	2,225,731	(3,078,900)	(850,747)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					347,455	34.75	64,796		64,830
Option Holder's Equity							19,936		19,936
Private Placement Issuances					330,000	33.00	79,967		80,000
Beneficial Conversion feature on Convertible Note
Charitable donation					-	-	-		-
Loss for the quarter ended June 30, 2011								(308,699)	(308,699)

Balance, June 30, 2011 - Unaudited	100	-	2	-	24,863,141	2486	2,390,429	(3,387,599)	(994,679)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					196,667	19.67	98,314		98,334
Option Holder's Equity							19,307		19,307
Private Placement Issuances					263,888	26.39	59,873		59,900
Beneficial Conversion feature on Convertible Note							10,420		10,420
Charitable donation					-	-	-		-
Loss for the quarter ended September 30, 2011								(512,203)	(512,203)

Balance, Sept. 30, 2011 - Unaudited	100	-	2	-	25,323,696	2532	2,578,344	(3,899,802)	(1,318,922)

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Cash Flows

	Nine-Months Period Ended	Nine-Months Period Ended	Cumulative during
	September 30,	September 30,	development stage
	2011	2010	August 14, 2007 to September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,133,724)	$(831,053)	$(3,899,802)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	399	399	1,458
Amortization	52	52	291
Stock Based Compensation	356,024	312,122	1,605,302
Increase in current assets and liabilities;
Increase (decrease) in accounts payable	132,491	(15,344)	210,613
Increase (decrease) in accounts receivable	4,650		4,650
Increase (decrease) in accounts payable related party	135,000	94,000	384,000
Increase (decrease) in Other Current Liabilities	70,722	944	128,636
Decrease (Increase) in Inventory	691	(9,646)	(27,367)
Decrease (Increase) in Deposit	0	0	(1,904)
Net cash provided by (used in) operating activities	(433,695)	(448,526)	(1,594,123)

CASH FLOWS FROM INVESTING ACTIVITIES
PP&E		(2,691)	(25,262)
Expenditure for organization expense		-	(350)
Software Application	(57,375)	(47,250)	(322,982)
Reserve for Impairment	182,357	-	0
Net cash provided by (used in) investing activities	124,982	(49,941)	(348,594)

CASH FLOWS FROM FINANCING ACTIVITIES

Convertible Note	28,750	161,944	196,944
Interest Payable, Convertible Note	7,500	4,167	14,167
Shareholder Advance	30,925	48,530	96,499
Shareholder Note	16,831	100,000	447,299
Convertible Note (Short Term)	54,580
Line of Credit	2,383	(1,685)	49,128
Additional Fianncing Fees	0	0	0
Change in Comon Stock Value	145	0	145
Common Stock Issued	169,834	106,000	820,435
Preferred Stock Issued	-	100,000	100,000
Net cash provided by (used in) financing activities	310,949	518,956	1,724,617

Net increase (decrease) in cash & cash equivalents	2,236	20,490	(218,100)

Cash & Cash Equivalents at beginning of period	16,600	3,189	-
Cash & Cash Equivalents at end of period	$18,836	$23,679	$18,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	-	1,498	1,998

See Notes Financial Statements

BAETA CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

NOTE 1: Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

Nature of Business and Basis of Presentation:

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

As of September 30, 2011, the Company had not yet commenced any substantive commercial operations. All activity through September 30, 2011 relates to the Company’s formation and initial research and development.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with FASB Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to the risks associated with activities of development stage companies.

Basis of Presentation:

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

Revenue Recognition:

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

Use of Estimates:

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

During the 2011 third quarter executive management determined that development costs more than two years old had become impaired and a reserve was created during the quarter. This amounted to $182,357.

Inventories:

Inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies.

During the quarter there were no sales of MyHealth Trends for Weight Control or MyHealth Trends for Pain. Eleven units of the Weight products and ten units of the pain product were given out for sales and marketing purposes. Therefore finished goods inventory at the end of the quarter were 63 units of the Weight Control product and 80 units of the Pain product.

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

Concentration of Credit Risk:

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

As of September 30, 2011 the Company has a cash balance of $18,836.48 and $350 of accounts receivable.

Special – purpose entities:

The Company does not have any off-balance sheet financing activities.

Fiscal Year:

Company adopted December 31st for its accounting fiscal year.

Control by Principal Stockholders:

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

NOTE 2: Revolving line of credit:

As of September 30, 2011, the Company is obligated under unsecured line of credit of $47,200 from a bank and principal balance of such a loan is $46,798. The current interest rate on this line of credit is 9.24%, with no maturity date. An additional line of credit for $14,200 was opened during the quarter with a principal balance of $2,329 at the end of the quarter. The debt is also guaranteed by a personal liability of an officer and shareholder.

NOTE 3: Related Party Transactions:

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

On November 1, 2008, BAETA Corp. entered into a Software Development Contract with Extranome, Inc. At the time of the transaction, BAETA and Extranome were controlled by Dr. Alexander Gak. Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. The Software Development Agreement is a non-exclusive agreement and is not related to BAETA’s Exclusive Software Agreement regarding MyHealthID product. In accordance with the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome in shares of its common stock. Extranome has received 30,000 shares for each month since November as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s monthly compensation due. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash. Through September 30, 2011, BAETA had issued to Extranome 1,020,000 shares for these services. On April 8, 2011 Extranome also invested $15,000 in Baeta Corp at a price of $.50 share therefore receiving an additional 30,000 shares. Therefore there are 1,050,000 total shares owned by Extranome as of September 30, 2011.

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

Mr. Pushkantser’s compensation agreement calls for his base salary to increase to $250,000 per year effective December 1, 2009. From December 1, 2009 to July 31, 2011 Mr. Pushkantser received that compensation in the form of Common Stock, receiving 11,667 shares of stock based on a price of $.50 per shares. Effective August 1, 2011 the Company began accruing $5,833.33 per month as deferred compensation.

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

On July 13, 2011 Dr. Alexander Gak entered into a short-term loan with the Company for $500 at a 0% interest rate.

On July 25, 2011 Dr. Alexander Gak entered into a short-term loan with the Company for $2,500 at a 0% interest rate.

On August 5, 2011 Dr. Alexander Gak entered into a short-term loan with the Company for $8,000 at a 0% interest rate.

On August 30, 2011 Dr. Alexander Gak entered into a short-term loan with the Company for $10,000 at a 0% interest rate.

On August 30, 2011 Dr. Alexander Gak entered into a short-term loan with the Company for $12,400 at a 0% interest rate.

On August 30, 2011 the Company repaid a short-term loan to Dr. Alexander Gak for $12,100 at a 0% interest rate.

On September 6, 2011 Dr. Alexander Gak entered into a short-term loan with the Company for $10,000 at a 0% interest rate.

On September 6, 2011 the Company repaid a short-term loan to Dr. Alexander Gak for $10,000 at a 0% interest rate.

Shareholder Advance increased to $144,948 as of September 30, 2011. The advance relates to accrued interest from the Shareholder Loans plus an additional $21,300 advance from Dr. Alexander Gak during Q3 2011.

NOTE 4: Stockholders’ Equity:

Preferred stock

The Company is also authorized to issue 10,000,000 shares of Series A preferred stock with a par value of $ 0.0001. On June 23, 2008, the Board of Directors approved the designation of 100 shares of preferred stock as Series A Preferred Stock. As of September 30, 2011, Company has 100 preferred shares Series A issued or outstanding.

The Company is also authorized to issue 10 shares of Series B preferred stock with a par value of $ 0.0001. On February 8, 2010, the Board of Directors approved the designation of 2 shares of preferred stock as Series B Preferred Stock. As of September 30, 2011, Company has 2 preferred shares Series B issued or outstanding.

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

Common stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $ 0.0001. As of September 30, 2010, the Company had 23,156,644 shares issued and outstanding. As of September 30, 2011, Company has 25,323,696 shares issued and outstanding.

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

On July 21, 2011, the Company conducted an offering of its common stock to an accredited investor and issued 40,000 shares to that investor. The investor purchased the shares at $0.25 per share.

On July 29, 2011, the Company issued 96,667 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On August 18, 2011, the Company conducted an offering of its common stock to an accredited investor and issued 55,000 shares to that investor. The investor purchased the shares at $0.18 per share.

On August 31, 2011, the Company issued 80,000 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

On September 6, 2011, the Company conducted an offering of its common stock to an accredited investor and issued 55,555 shares to that investor. The investor purchased the shares at $0.18 per share.

On September 23, 2011, the Company conducted an offering of its common stock to an accredited investor and issued 83,333 shares to that investor. The investor purchased the shares at $0.18 per share.

On September 30, 2011, the Company issued 50,000 shares of its common stock for marketing and software services. The shares are accounted for at $0.50 per share, because the bills paid for by the shares were for an amount equal to $0.50 per share compensation.

Stock Options:

As of December 31, 2010, the Company had granted options to purchase 1,660,300 shares. As of September 30, 2011, the Company had granted options to purchase 1,692,400 of which options to purchase 902,400 shares had vested. During the quarter period, the Company awarded option grants to purchase a total of 8,925 shares, which had an average contract life of 10 years until they expire, and options to purchase 382,100 shares vested. For those grants during the period, the company used the valuation method described in the Significant Accounting Policies (Footnote 1 “Stock Options Issued for Services Rendered” section) and used the options with the closest expiration date available for the similar entity, with the closest strike price to the current share price because all of the Company’s option grants are issued at a strike price equal to the current share price at the time, which resulted in an implied volatility, from the average of the bid and ask implied volatilities, of 34.89, a risk free rate of 1.00% for 10 year options and a resulting total value of $1,481 for those option grants. $56,454 options were expensed as compensation costs during the period and $0 was on the balance sheet.

During the three-month period, the following aggregate option grants were made:
Shares Available for the Grant(s)	Vesting Period (same as Service Period)	Maximum Contractual Life
8.925	Immediate	10 years

Below is information about the options outstanding:
	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Value
Outstanding June 30, 2011	1,683,175	$0.50	6.71	$353,149
Granted	8.925	$0.50	10	$1,481
Exercised	0
Forfeited	0
Expired	0
Outstanding September 30, 2011	1,692,400	$0.50	6.48	$354,630
Vested during the Period	382,100	$0.50	6.59	$79.256
Total vested at September 30, 2011	902,400	$0.50	6.85	$190,316
* All vested options are currently exercisable

Total nonvested awards that are not yet recognized as compensation cost have a value of $131,089 and are expected to be recognized over a weighted-average period of 2.1 years.

NOTE 5: Income Tax

The Company accounts for income taxes under FASB ACS 740, "Income Taxes" ("ACS 740"). ACS 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. ACS 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carry-forwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the net operating loss carry-forward has been fully offset by a valuation allowance.

The Company has a net operating loss carry forward for tax purposes totaling approximately $3,596,159 at September 30, 2011. The net operating loss carries forward for income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, through 2028 and are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

	September 30,	December 31,
	2011	2010
Tax benefit of net operating loss carryforward	$1,258,655	$861,852

Valuation allowance	(1,258,655)	(861,852)

Net deferred tax asset recorded	$-	$-

 NOTE 6: Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception was $3,899,802, working capital deficit of $921,403 and stockholders’ equity deficit of $1,318,921 as of September 30, 2011.

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

Exclusive Software Agreement:

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

On March 17, 2011, the Company issued a convertible note of $37,500 to an accredited investor. The material terms are that the note will accrue an interest rate of 8% per year and that the principal plus interest is due December 21, 2011. At any time during the term of the note, the holder may convert principal plus accrued interest into common stock in the Company at a value equal to 58% of the average of the lowest five trading prices for the prior ten days. The Company is allowed to pre-pay the note, but the debt-holder does not have the right to demand pre-payment.

On June 20, 2011, the Company issued a convertible note of 27,500 to an accredited investor. The material terms are that the note will accrue an interest rate of 8% per year and that the principal plus interest is due March 22, 2012. At any time during the term of the note, the holder may convert principal plus accrued interest into common stock in the Company at a value equal to 50% of the average of the lowest three trading prices for the prior ten days. The Company is allowed to pre-pay the note, but the debt-holder does not have the right to demand pre-payment.

During the 2011 third quarter it was determined that a beneficial conversion expense of $54,580 had been created by the March 17, 2011 and June 20, 2011 notes. Concurrently, a $10,420 discount on the two respective notes had also been created using the Black-Scholes method for valuing options.

NOTE 9: Interest Expense

Interest Expense on the Income Statement is for interest paid on the Line of Credit, the Shareholder Notes, and the Convertible Notes.

NOTE 10: Material Subsequent Events (unaudited)

At the time of this filing Company is in conversation with a convertible note holder to provide an additional convertible note to Company as well as the possible renegotiating of the terms of a prior convertible note.

Company is also considering executive management changes and believes some changes are likely as well as being in discussion with other companies with regard to the possible merger and acquisition of one or more companies.

Departure of Directors or Certain Officers

Mr. Leonid Pushkantser, Chief Executive Officer, Director

Effective November 14, 2011, Mr. Leonid Pushkantser, Chief Executive Officer and one of the members of the Board of Directors of the Company resigned from his position as an Officer and Director. His resignation did not result from any disagreement with the Company or its management, but was due to the Company’s inability to pay his salary.

Mr. Lee Smith, Chief Marketing Officer

Effective November 1, 2011, Mr. Lee Smith, Chief Marketing Officer resigned from his position. His resignation did not result from any disagreement with the Company or its management, but was due to the Company’s inability to pay his salary.

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

All activity through September 30, 2011 relates to the Company’s formation and initial research and development.

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

Prior to the Forward Split, there were 1,000 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding, all held by Dr. Alexander Gak, our President and Director. Upon the effectiveness of the Forward Split as of May 16, 2008, there became 20,000,000 shares of the Company’s Common Stock issued and outstanding, all held by Dr. Gak. As of September 30, 2011, there are 25,323,696 shares of the Company’s common stock issued and outstanding to approximately 98 shareholders of record.

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

Pursuant to the Software Development Agreement, Extranome has been providing ongoing software development and product support services for BAETA since November 01, 2008. In accordance with Section 2 of the Software Development Agreement, BAETA is to pay Extranome for the contracted work in cash form; however BAETA currently does not have a sufficient amount of cash on hand. Therefore, BAETA is paying Extranome 50% in shares of its common stock, and 50% in cash. Extranome has received 30,000 shares for each month since December 1, 2008 as non-cash part of compensation for services rendered which represent approximately 50% of Extranome’s due monthly compensation, and through September 30, 2011 has received 1,020,000 shares of BAETA Corp. BAETA will continue to issue company shares to Extranome in the amount of 50% of the monthly compensation for services rendered until it is able to compensate Extranome fully in cash.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company’s accumulated operating loss since inception is ($3,899,802). As of September 30, 2011, the Company has total liabilities of $1,531,866 compared to total assets of $212,944, limited cash on hand in the amount of $18,836, and stockholders’ deficit of ($1,318,921).

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

8.
General & Administrative Personel Expenses. These were $483,724 for fiscal 2010 and $0 for fiscal 2009 as a result of reclassifying these expenses from Other Miscellaneous Operating Expenses. Were these expenses broken out for 2009 they would have been $495,255.

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

Results of Operations at September 30, 2011 compared to December 31, 2010

Assets. Our total assets were $212,944 at September 30, 2011 compared to $341,483 as of December 31, 2010 primarily as a result of a reserve for the impairment of our Software Asset.

Liabilities. Our total liabilities were $1,531,866 at September 30, 2011 compared to $1,052,684 at December 31, 2010. This increase was primarily due to an increase in Accounts Payable in general, Accounts Payable to Extranome (Related Party), and an increase in Convertible Notes and Shareholder Notes.

Total Stockholders’ Deficit. Our stockholders’ deficit was $1,318,921 at September 30, 2011 compared to $711,201 at December 31, 2010. This increase in deficit was primarily due to increased losses offset some by additional paid in capital.

Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Revenues. Our revenues were $1,244 for the nine months ended September 30, 2011, compared with $0 for the nine months ended September 30, 2010. The revenue for the quarter ended September 30, 2011 was due to the recognition of subscription revenue from customers.

Research & Development expenses. Research & Development costs were $141,750 for the nine months ended September 30, 2011, compared to $201,000 for the nine months ended September 30, 2010 reflecting a decrease in expenditures in this aspect of the business.

Sales & Marketing expenses. Sales & Marketing costs were $188,014 for the nine months ended September 30, 2011, compared to $172,414 for the nine months ended September 30, 2010. The slight increase in sales & marketing costs for this time period is attributed to marketing efforts related to company products.

General & Administrative Personnel Expenses: General & Administrative Personnel Expenses were $477,474 for the nine months ended September 30, 2011, compared to $364,461 for the nine months ended September 30, 2010. The increase in general and administrative personnel expenses for this time period is attributed to an increase in stock based compensation.

Professional Service Fees: Professional Service Fees were ($13,791) for the nine months ended September 30, 2011, compared to $65,313 for the nine months ended September 30, 2010. The decrease in professional service fees for this time period is attributed to a reversal of stock based compensation previously made in December, 2010 for the preparation of a financing agreement which was later withdrawn during the period.

Other miscellaneous operating expenses: Other miscellaneous operating expenses were $105,301 for the nine months ended September 30, 2011, compared to $36,203 for the nine months ended September 30, 2010. The increase in other miscellaneous operating expenses for this time period is primarily attributed to the creation of a beneficial conversion expense related to two convertible notes as well as an increase in insurance costs.

Net Loss. We had a net loss of $1,133,724 for the nine months ended September 30, 2011, compared to a net loss of $831,053 for the nine months ended September 31, 2010. This increase in net loss is due to the factors described above as well as creating a reserve for software impairment and an increase in interest expense.

Liquidity and Capital Resources; Going Concern

Cash Balance. At September 30, 2011, we had $18,836 cash on-hand and our stockholder’s deficit was ($1,318,921), and there is substantial doubt as our ability to continue as a going concern. We anticipate incurring losses in the near future. We do not have an established source of revenue sufficient to cover our operating costs in the next 12 months. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Revenue is recognized in accordance with FASB ASC 605, “Revenue Recognition”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sale arrangement, delivery has occurred, or service has been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported accurately, completely, and within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On August 18, 2011, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 55,000 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.18 per share for an aggregate of $9,900.

On September 6, 2011, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 55,555 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.18 per share for an aggregate of $10,000.

On September 26, 2011, the Company issued its common stock to a qualified and sophisticated investor. The sale was made in accordance with the exemption from registration pursuant to Section 4(2) under the Securities Act, as it did not constitute a public offering of securities. The Company sold 83,333 shares of its Common Stock, par value $0.0001 per share, at a purchase price of $0.18 per share for an aggregate of $15,000.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

Departure of Directors or Certain Officers

Mr. Leonid Pushkantser, Chief Executive Officer, Director

Effective November 14, 2011, Mr. Leonid Pushkantser, Chief Executive Officer and one of the members of the Board of Directors of the Company resigned from his position as an Officer and Director. His resignation did not result from any disagreement with the Company or its management, but was due to the Company’s inability to pay his salary.

Mr. Lee Smith, Chief Marketing Officer

Effective November 1, 2011, Mr. Lee Smith, Chief Marketing Officer resigned from his position. His resignation did not result from any disagreement with the Company or its management, but was due to the Company’s inability to pay his salary.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by Alexander Gak, the Principal Executive Officer of BAETA Corp., pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by Jeff Burkland, the Principal Financial Officer and Principal Accounting Officer of BAETA Corp., pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Alexander Gak, the Principal Executive Officer of BAETA Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by Jeff Burkland, the Principal Financial Officer and Principal Accounting Officer of BAETA Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 21, 2011
BAETA Corp.

/s/ ALEXANDER GAK
Alexander Gak MD
President Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ JEFF BURKLAND
Jeff Burkland
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)