Form 10-Q/A
period 2011-09-30
BAETA CORP
filed 2011-11-28
CIK 1439636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

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

Copies to:
The Sourlis Law Firm
Joseph M. Patricola, Esq.
The Courts of Red Bank
130 Maple Avenue, Suite 9B2
Red Bank, New Jersey 07701
Direct: (732) 618-2843
Office: (732) 530-9007
Fax: (732) 530-9008
JoePatricola@SourlisLaw.com
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 22, 2011, there were approximately 25,323,696 shares of Common Stock outstanding, 100 shares of Series A Preferred Stock outstanding and 2 Shares of Series B Convertible Preferred Stock outstanding.

 Explanatory Note

We are filing this Amendment No. 1 ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011, originally filed with the Securities and Exchange Commission (the "SEC") on November 23, 2011 (the "Form 10-Q") in order to 1) file the interactive data files in XBRL format required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K, and 2) make a non-material financial statement revision to an item contained in the Statement of Stockholders Equity, in particular revise the figure in the row Stock Issued for Service and Consulting (adjustment) (December 2010), column Additional Paid-In Capital, from $15.00 to $15.68.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q that is amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 and 32.2 by our Principal Executive Officer and Principal Financial Officer.

Except as expressly set forth in this Form 10-Q/A, we are not amending any other part of the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Controls and Procedures	23

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	24

SIGNATURES		23

PART I

Item 1. Financial Statements.

Baeta Corp.
( a Developmental Stage Company)
Balance Sheets

	As of	As of
	Sept 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$18,836	$16,600
Accounts Receivable	350	5,000
Inventory	27,367	28,058

Total Current Assets	46,553	49,658

Other Assets
Software Application	322,982	265,607
Reserve for Impairment	(182,357)	0
Plant Property & Equipment, net of accumulated depreciation of	23,803	24,202
Organization, net of accumulated amortization of $ 204	59	111
Deposit	1,904	1,904
Total Other Assets	166,391	291,824

TOTAL ASSETS	$212,944	$341,483

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$210,613	$78,122
Accounts Payable Related Party	384,000	249,000
Line of Credit	49,128	46,744
Other Current Liabilities	128,636	57,915
Convertible Note Payable	54,580	0
Shareholder Advance -- Short Term	70,999	40,074
Shareholder Note -- Short Term	70,000	70,000
Total Current Liabilities	967,956	541,855

Long-Term Liabilities
Convertible Note	146,944	118,194
Interest Payable, Convertible Note	14,167	6,667
Shareholder Advance	25,500	25,500
Shareholder Note	377,299	360,468
Total Long-Term Liabilities	563,910	510,829

TOTAL LIABILITIES	1,531,866	1,052,684

Stockholders' Equity (Deficit)
Preferred stock, 10,000,000 shares authorized with a par value of $ 0.0001. 100 shares of Series A issued or outstanding (100 issued and outstanding as of Sept. 30 2011)	0	0
Common stock, 100,000,000 shares authorized with a par value of $ 0.0001, issued and outstanding 25,323,696 shares at Sept. 30, 2011	2,532	2,388
Paid-in capital	2,578,349	2,052,490
Losses that have accumulated during the development stage	(3,899,802)	(2,766,078)
Total Stockholders' Equity (Deficit)	(1,318,921)	(711,201)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$212,944	$341,483

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Operations

	Three-Month Period Ended September 30 2011	Three-Month Period Ended September 30 2010	Nine-Months Period Ended September 30 2011	Nine-Months Period Ended September 30 2010	Cumulative during development stage August 14, 2007 to September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenue	$1,244	$-	$3,106	$-	$12,227
Total Revenue	1,244	-	3,106	-	12,227

Cost of Goods Sold
Cost of Goods Sold	-	-	173	-	2,802
Total Cost of Goods Sold	-	-	173	-	2,802

Gross Profit	1,244	-	2,933	-	9,425

Operating Expenses

Amortization	150	150	451	451	1,750
Research & Development	47,250	90,000	141,750	201,000	560,812
Sales & Marketing	34,003	59,440	188,014	172,414	612,751
General & Administrative Personnel Expenses	136,303	108,660	477,474	364,461	961,197
Professional Service Fees	30,170	16,755	(13,791)	65,313	309,433
Other miscellaneous operating expenses	65,533	6,079	105,301	36,203	1,193,725
Total Operating Expenses	313,410	281,084	899,200	839,843	3,639,668

Loss From Operations	(312,166)	(281,084)	(896,266)	(839,843)	(3,630,243)

Other income (expense)	(182,357)		(182,357)		(182,357)
Gain on Repurchase of Shares		51,000		51,000	51,000
Charitable Donation					(7,500)
Interest expense	(17,680)	(18,688)	(54,751)	(41,028)	(126,494)

Net Loss Before Provision For Income Taxes	(512,203)	(248,772)	(1,133,374)	(829,870)	(3,895,594)

Provision For Income Taxes		1,183	350	1,183	4,208

Net Loss	$(512,203)	$(249,955)	$(1,133,724)	$(831,053)	$(3,899,802)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)	$

Weighted average number of common shares - basic and diluted	25,031,488	23,044,576	24,529,844	22,836,332

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Stockholders' Equity (Deficit)

							Additional	Retained
	Preferred Shares A		Preferred Shares B		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance, August 14, 2007					-	-	-	-	-

Common stock issued,August 14, 2007					20,000,000	2,000	-	-	2,000
Loss for the period beginning Aug 14, 2007 ( inception) to December 31, 2007								(11,529)	(11,529)

Balance, December 31, 2007					20,000,000	2,000	-	(11,529)	(9,529)

Preferred Stock - Series A	100	-
Stock issued for service and consulting					536,280	54	146,016		146,070
Private Placement Issuances, August 1, 2008					930,400	93	232,507		232,600
Charitable donation, Nov 17, 2008					10,000	1	2,499		2,500
Loss for the year ended Dec 31, 2008								(548,200)	(548,200)

Balance, December 31, 2008	100	-			21,476,680	2,148	381,022	(559,729)	(176,559)

Stock issued for service and consulting					627,372	63	313,623		313,686
Option Holder's Equity							88,694		88,694
Private Placement Issuances					387,000	39	193,461		193,500
Charitable donation					10,000	1	4,999		5,000
Loss for the year ended Dec 31, 2009								(802,649)	(802,649)

Balance, December 31, 2009	100	-			22,501,052	2,250	981,800	(1,362,378)	(378,328)

Preferred Stock - Series B			0	-			100,000		100,000
Stock issued for service and consulting					834,414	83.44	611,353		611,436
Stock issued for service and consulting (adjustment)						4.00	15.68		20
Option Holder's Equity							78,393		78,393
Private Placement Issuances					540,000	54.00	230,924		230,978
Beneficial Conversion feature on Convertible Note							50,000		50,000
Charitable donation					-	-	-		-
Loss for the quarter ended December 31, 2010								(1,403,700)	(1,403,700)

Balance, Dec. 31, 2010	100	-	2	-	23,875,466	2,388	2,052,485	(2,766,078)	(711,201)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					250,220	25.02	125,085		125,110
Option Holder's Equity							18,167		18,167
Private Placement Issuances					60,000	6.00	29,994		30,000
Beneficial Conversion feature on Convertible Note
Charitable donation					-	-	-		-
Loss for the quarter ended March 31, 2011								(312,822)	(312,822)

Balance, March. 31, 2011 - Unaudited	100	-	2	-	24,185,686	2419	2,225,731	(3,078,900)	(850,746)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					347,455	34.75	64,796		64,830
Option Holder's Equity							19,936		19,936
Private Placement Issuances					330,000	33.00	79,967		80,000
Beneficial Conversion feature on Convertible Note
Charitable donation					-	-	-		-
Loss for the quarter ended June 30, 2011								(308,699)	(308,699)

Balance, June 30, 2011 - Unaudited	100	-	2	-	24,863,141	2486	2,390,430	(3,387,599)	(994,679)

Preferred Stock - Series B			0	-			-		-
Stock issued for service and consulting					196,667	19.67	98,314		98,334
Option Holder's Equity							19,307		19,307
Private Placement Issuances					263,888	26.39	59,873		59,900
Beneficial Conversion feature on Convertible Note							10,420		10,420
Charitable donation					-	-	-		-
Loss for the quarter ended September 30, 2011								(512,203)	(512,203)

Balance, Sept. 30, 2011 - Unaudited	100	-	2	-	25,323,696	2532	2,578,344	(3,899,802)	(1,318,921)

See Notes Financial Statements

Baeta Corp.
( a Developmental Stage Company)
Statement of Cash Flows

	Nine-Months Period Ended September 30, 2011	Nine-Months Period Ended September 30, 2010	Cumulative during development stage August 14, 2007 to September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,133,724)	$(831,053)	$(3,899,802)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	399	399	1,458
Amortization	52	52	291
Stock Based Compensation	356,024	312,122	1,605,302
Increase in current assets and liabilities;
Increase (decrease) in accounts payable	132,491	(15,344)	210,613
Increase (decrease) in accounts receivable	4,650		4,650
Increase (decrease) in accounts payable related party	135,000	94,000	384,000
Increase (decrease) in Other Current Liabilities	70,722	944	128,636
Decrease (Increase) in Inventory	691	(9,646)	(27,367)
Decrease (Increase) in Deposit	0	0	(1,904)
Net cash provided by (used in) operating activities	(433,695)	(448,526)	(1,594,123)

CASH FLOWS FROM INVESTING ACTIVITIES
PP&E		(2,691)	(25,262)
Expenditure for organization expense		-	(350)
Software Application	(57,375)	(47,250)	(322,982)
Reserve for Impairment	182,357	-	0
Net cash provided by (used in) investing activities	124,982	(49,941)	(348,594)

CASH FLOWS FROM FINANCING ACTIVITIES

Convertible Note	28,750	161,944	196,944
Interest Payable, Convertible Note	7,500	4,167	14,167
Shareholder Advance	30,925	48,530	96,499
Shareholder Note	16,831	100,000	447,299
Convertible Note (Short Term)	54,580
Line of Credit	2,383	(1,685)	49,128
Additional Fianncing Fees	0	0	0
Change in Comon Stock Value	145	0	145
Common Stock Issued	169,834	106,000	820,435
Preferred Stock Issued	-	100,000	100,000
Net cash provided by (used in) financing activities	310,949	518,956	1,724,617

Net increase (decrease) in cash & cash equivalents	2,236	20,490	(218,100)

Cash & Cash Equivalents at beginning of period	16,600	3,189	-
Cash & Cash Equivalents at end of period	$18,836	$23,679	$18,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	-	1,498	1,998

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

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 28, 2011
BAETA Corp.

/s/ ALEXANDER GAK
Alexander Gak MD
President Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ JEFF BURKLAND
Jeff Burkland
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

2